Form 10-Q
period 2004-06-30
NATIONSRENT COMPANIES INC
filed 2004-08-16
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

Commission file number 333-114115

NATIONSRENT COMPANIES, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1875911 (I.R.S. Employer Identification Number)

450 East Las Olas Blvd., Suite 1400 (Address of principal executive office)	33301 (Zip Code)

(954) 760-6550
(Registrant's telephone number including area code)

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |_| No |X|

As of July 31, 2004 there were 1,669,028 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

INDEX

                                                                                                                 Page
                                                                                                                  No.
PART I - FINANCIAL INFORMATION....................................................................................1

         Item 1: Financial Statements.............................................................................1

              Condensed Consolidated Balance Sheets for the Successor Company as of June 30, 2004
              (unaudited) and December 31, 2003...................................................................1

              Unaudited Condensed Consolidated Statements of Operations for the Successor Company
              for the Three Months Ended June 30, 2004 and One Month Ended June 30, 2003 and for the
              Predecessor Company for the Two Months Ended May 31, 2003...........................................2

              Condensed Consolidated Statements of  Operations for the Successor Company for the Six
              Months Ended June 30, 2004 (unaudited) and One Month Ended June 30, 2003 (unaudited)
              and for the Predecessor Company for the Five Months Ended May 31, 2003..............................3

              Condensed Consolidated Statements of Cash Flows for the Successor Company for the Six
              Months Ended June 30, 2004 (unaudited) and One Month Ended June 30, 2003 (unaudited)
              and for the Predecessor Company for the Five Months Ended May 31, 2003..............................4

              Notes to Unaudited Condensed Consolidated Financial Statements......................................5

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                                                    NATIONSRENT COMPANIES, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (dollars in thousands)

                                                                                                        Successor Company
                                                                                             --------------------------------------
                                                                                               June 30, 2004      December 31, 2003
                                                                                               -------------      -----------------
                                                                                                (unaudited)
ASSETS
Cash and cash equivalents....................................................                $        41,512     $          48,644
Accounts receivable, net.....................................................                         70,696                72,926
Inventories..................................................................                         20,819                21,802
Prepaid expenses and other assets............................................                         11,847                11,605
Debt issuance costs, net.....................................................                          6,381                 7,155
Rental equipment, net........................................................                        363,836               347,076
Property and equipment, net..................................................                         60,442                60,948
Intangible assets, net.......................................................                          8,371                 8,479
                                                                                             ---------------     -----------------
       Total Assets..........................................................                $       583,904     $         578,635
                                                                                             ===============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.............................................................                $        69,176     $          56,319
Accrued compensation and related taxes.......................................                         11,191                 9,297
Accrued insurance claims.....................................................                         16,484                14,500
Accrued expenses and other liabilities.......................................                         31,290                28,561
Debt (Note 2)................................................................                        289,941               288,286
Income taxes payable.........................................................                            473                   504
                                                                                             ---------------     -----------------
       Total Liabilities.....................................................                        418,555               397,467
                                                                                             ---------------     -----------------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock--$0.01 par value, 1,000,000 shares
    authorized; Series A, $72,002 liquidation
    preference, 72,002 shares issued and outstanding
    at each of June 30, 2004 and December 31, 2003...........................                              1                     1
    Common stock--$0.01 par value, 3,000,000 shares
    authorized, 1,669,028 and 1,666,296 shares issued
    and outstanding at June 30, 2004 and December 31,
    2003, respectively ......................................................                             17                    17
  Additional paid-in capital.................................................                        200,920               200,724
  Deferred stock compensation................................................                         (1,675)               (4,560)
  Accumulated deficit........................................................                        (33,914)              (15,014)
                                                                                             ---------------     -----------------
       Total Stockholders' Equity ...........................................                        165,349               181,168
                                                                                             ---------------     -----------------
       Total Liabilities and Stockholders' Equity............................                $       583,904     $         578,635
                                                                                             ===============     =================

       The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                                                    NATIONSRENT COMPANIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (dollars in thousands, except per share data)
                                                            (unaudited)

                                                                                  Successor                       Predecessor
                                                                                   Company                          Company
                                                                    -------------------------------------       ----------------
                                                                      Three Months           One Month             Two Months
                                                                          Ended                Ended                  Ended
                                                                      June 30, 2004         June 30, 2003          May 31, 2003
                                                                      -------------         -------------          ------------

Revenue:
    Equipment rentals........................................       $     116,465         $      37,120         $      70,567
    Sales of equipment, merchandise, service, parts and
      supplies...............................................              28,224                 4,812                12,939
                                                                    -------------         -------------         -------------
       Total revenue.........................................             144,689                41,932                83,506
                                                                    -------------         -------------         -------------
Cost of revenue:
    Cost of equipment rentals................................              61,094                20,187                46,853
    Rental equipment depreciation and lease expense..........              26,131                 7,845                22,006
    Cost of sales of equipment, merchandise, service, parts
      and supplies...........................................              17,077                 3,358                13,154
                                                                    -------------         -------------         -------------
       Total cost of revenue.................................             104,302                31,390                82,013
                                                                    -------------         -------------         -------------
Gross profit ................................................              40,387                10,542                 1,493
Operating expenses:
    Selling, general and administrative expenses.............              28,895                 8,101                16,248
    Non-rental equipment depreciation and amortization.......               2,944                 2,226                 3,436
                                                                    -------------         -------------         -------------
    Operating income (loss)..................................               8,548                   215               (18,191)
                                                                    -------------         -------------         -------------
 Other expense:
    Interest expense.........................................               7,771                 1,160                 1,680
    Other, net...............................................                 (96)                  (37)                  (34)
                                                                    -------------         -------------         -------------
       Total other expense...................................               7,675                 1,123                 1,646
                                                                    -------------         -------------         -------------
Loss before reorganization items.............................                 873                  (908)              (19,837)
Reorganization items, net....................................                   -                     -            (1,393,861)
                                                                    -------------         -------------         -------------
Net income (loss)............................................       $         873         $        (908)        $   1,374,024
                                                                    =============         =============         =============
Net income per share:
  Basic......................................................                                                   $       23.95
                                                                                                                =============
  Diluted....................................................                                                   $       23.95
                                                                                                                =============
Weighted average common shares outstanding:
  Basic......................................................                                                          57,364
                                                                                                                =============
  Diluted....................................................                                                          57,364
                                                                                                                =============

  The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                                    NATIONSRENT COMPANIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (dollars in thousands, except per share data)

                                                                               Successor                        Predecessor
                                                                                Company                           Company
                                                               --------------------------------------       -----------------
                                                                    Six Months            One Month             Five Months
                                                                      Ended                 Ended                  Ended
                                                                  June 30, 2004         June 30, 2003          May 31, 2003
                                                                  -------------         -------------          ------------
                                                                   (unaudited)           (unaudited)
Revenue:
    Equipment rentals........................................    $     209,547         $      37,120         $     155,567
    Sales of equipment, merchandise, service, parts and
      supplies...............................................           55,300                 4,812                20,507
                                                                 -------------         -------------         --------------
       Total revenue.........................................          264,847                41,932               176,074
                                                                 -------------         -------------         --------------
Cost of revenue:
    Cost of equipment rentals................................          120,342                20,187               103,367
    Rental equipment depreciation and lease expense..........           49,370                 7,845                56,145
    Cost of sales of equipment, merchandise, service, parts
      and supplies...........................................           34,697                 3,358                18,780
                                                                 -------------         -------------         --------------
       Total cost of revenue.................................          204,409                31,390               178,292
                                                                 -------------         -------------         --------------
Gross profit (loss)..........................................           60,438                10,542                (2,218)
Operating expenses:
    Selling, general and administrative expenses.............           53,905                 8,101                37,173
    Non-rental equipment depreciation and amortization.......           10,252                 2,226                 7,099
                                                                 -------------         -------------         --------------
    Operating income (loss)..................................           (3,719)                  215               (46,490)
                                                                 -------------         -------------         --------------
Other expense:
    Interest expense.........................................           15,409                 1,160                 3,164
    Other, net...............................................             (228)                  (37)                  (90)
                                                                 -------------         -------------         --------------
       Total other expense...................................           15,181                 1,123                 3,074
                                                                 -------------         -------------         --------------
Loss before reorganization items.............................          (18,900)                 (908)              (49,564)
Reorganization items, net....................................                -                     -            (1,401,121)
                                                                 -------------         -------------         --------------
Net income (loss)............................................    $     (18,900)        $        (908)        $   1,351,557
                                                                 =============         =============         =============
Net income per share:
  Basic......................................................                                                $       23.56
                                                                                                             =============
  Diluted....................................................                                                $       23.56
                                                                                                             =============
Weighted average common shares outstanding:
  Basic......................................................                                                       57,364
                                                                                                             =============
  Diluted....................................................                                                       57,364
                                                                                                             =============

  The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                                  NATIONSRENT COMPANIES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (dollars in thousands)

                                                                                   Successor                     Predecessor
                                                                                    Company                        Company
                                                                    ------------------------------------     -----------------
                                                                        Six Months           One Month           Five Months
                                                                           Ended               Ended                Ended
                                                                      June 30, 2004        June 30, 2003        May 31, 2003
                                                                      -------------        -------------        ------------
                                                                       (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................       $    (18,900)          $      (908)         $  1,351,557
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization..............................             62,703                 8,940                43,878
  Provision for allowance for doubtful accounts..............              1,913                   742                 3,211
  Non-cash reorganization items..............................                 --                    --            (1,424,231)
  Non-cash interest charge...................................              1,424                    --                    --
  Loss on disposal of non-rental equipment...................                460                    --                    35
  (Gain) loss on disposal of rental equipment................            (14,312)                 (639)                1,101
  Changes in operating assets and liabilities:
    Accounts receivable......................................                317                  (418)               (4,771)
    Inventories..............................................                983                   749                (1,569)
    Prepaid expenses and other assets........................                 33                  (666)                8,418
    Accounts payable.........................................             12,857                  (644)               10,557
    Accrued expenses and other liabilities...................              6,607                (6,641)               17,919
    Liabilities subject to compromise........................                 --                    --                (1,960)
    Income taxes payable.....................................                (31)                   --                    (3)
                                                                    ------------           -----------          ------------
    Net cash provided by operating activities................             54,054                   515                 4,142
                                                                    ------------           -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment................................            (84,842)              (40,725)              (15,793)
Purchases of property and equipment..........................             (8,462)               (2,328)               (4,953)
Proceeds from sale of rental equipment.......................             32,601                 1,674                 8,855
Proceeds from sale of non-rental equipment...................                 --                  --                      12
                                                                    ------------           -----------          ------------
    Net cash used in investing activities....................            (60,703)              (41,379)              (11,879)
                                                                    ------------           -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility................................                 --                    --                24,608
Proceeds from issuance of convertible notes..................                 --                15,557                    --
Proceeds from issuance of preferred and common stock, net
  of expenses................................................                 --                63,972                    --
Payment of debt issuance costs...............................                (56)               (7,119)                   --
Repayments of debt subject to compromise.....................                 --                    --                (1,909)
Repayments of debt not subject to compromise.................               (427)              (36,860)               (8,449)
                                                                    ------------           -----------          ------------
    Net cash (used in) / provided by financing activities....               (483)               35,550                14,250
                                                                    ------------           -----------          ------------
Net increase / (decrease) in cash and cash equivalents.......             (7,132)               (5,314)                6,513
Cash and cash equivalents, beginning of period...............             48,644                13,453                 6,940
                                                                    ------------           -----------          ------------
Cash and cash equivalents, end of period.....................       $     41,512           $     8,139          $     13,453
                                                                    ============           ===========          ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest.....................................       $     11,230           $       518          $      1,740
                                                                    ============           ===========          ============
  Cash paid for income taxes.................................       $         30           $        --          $          3
                                                                    ============           ===========          ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Fixed assets acquired under financial
    obligations..............................................       $      1,488           $    68,429          $     73,165
                                                                    ============           ===========          ============
  Issuance of restricted stock...............................       $        196           $        --          $         --
                                                                    ============           ===========          ============

  The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(1) General

Reporting Entity

           NationsRent Companies, Inc. together with its subsidiaries (the "Successor Company") is one of the largest full-service rental companies in the United States. The Company (as defined below) offers a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers. The Company also sells new and used equipment, parts, merchandise and supplies, and provides maintenance and repair services.

Reorganization Under Chapter 11

           On June 13, 2003 (the "Effective Date"), NationsRent, Inc., a Delaware corporation together with its subsidiaries (the "Predecessor Company"), emerged from proceedings under Chapter 11 ("Chapter 11") of Title 11of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the "Plan"). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Successor Company.

Basis of Presentation

           The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 located in the Successor Company's Registration Statement on Form S-4 (Registration No. 333-114115) filed April 1, 2004, as amended, with the SEC. The results of operations for interim periods are not necessarily indicative of the results which may be reported for the year ending December 31, 2004.

           The unaudited interim condensed consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Comprehensive income (loss) was equal to net income (loss) for all periods presented.

           In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of Fresh-Start Reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan as well as adjustments for Fresh-Start Reporting have been recorded in the Company's unaudited condensed consolidated financial statements as of June 1, 2003. Therefore, as used in these financial statements, the term "Company" refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

           Between the date the Company filed for protection under the Bankruptcy Code on December 17, 2001 and its emergence from bankruptcy on the Effective Date, the Predecessor Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company's consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis that assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. Pursuant to SOP 90-7, revenue and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the unaudited interim condensed consolidated statements of operations separately as reorganization items. Professional fees related to the reorganization were expensed as incurred and interest expense was reported only to the extent that it was to be paid or was an allowed claim. See "--Note 3-- Reorganization Items, Net."

           The Successor Company adopted the accounting policies of the Predecessor Company upon emergence from bankruptcy. In accordance with the Fresh-Start Reporting provisions of SOP 90-7, the Successor Company also adopted changes in accounting principles at the Effective Date that were required in the consolidated financial statements of the Successor Company within the twelve month period subsequent to the Effective Date.

           The Company depreciates rental equipment and non-rental property and equipment using the straight-line method over its estimated useful life, using an estimated salvage value of zero to ten percent of cost. The Company has determined that since the Effective Date it has over-depreciated certain of its non-rental assets, which resulted in an adjustment to reduce non-rental asset depreciation in the amount of $1,609,000 for the three months period ended June 30, 2004. The Company also determined that it had under-depreciated certain of its rental assets in the first quarter of 2004 and accordingly recorded an adjustment that increased depreciation and amortization in the amount of $972,000 for the three months ended June 30, 2004.

Comparability of Financial Information

           The adoption of Fresh-Start Reporting at the Effective Date required the Company to revalue its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after the restructuring. The reorganization value of the entity was allocated to the assets in conformity with procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." As such, the Company's assets and liabilities were recorded at their fair values and the excess of the specific tangible net assets over the reorganization value, or negative goodwill, was allocated to non-current, non-monetary assets on a pro-rata basis. A black line separates the financial data pertaining to the period after the adoption of Fresh-Start Reporting from the financial data pertaining to the period prior to the adoption of Fresh-Start Reporting to signify the difference in the basis of presentation of financial information for each respective entity.

(2) Debt

           Debt consists of the following (in thousands):

                                                                                           Successor Company
                                                                                      ----------------------------
                                                                                        June 30,     December 31,
                                                                                          2004           2003
                                                                                      -------------  -------------
                Senior secured notes payable, net of unamortized
                 discount of $7,681 in 2004 and $8,275 in 2003,
                 bearing interest at 9.5%, interest payable
                 semi-annually and principal payable in October
                 2010..............................................................   $   242,319    $   241,725
                Postpetition notes payable, bearing interest at
                 prime, interest and principal payable in January
                 2007..............................................................           915          1,350
                Convertible subordinated notes payable, bearing
                 interest at 6.5%, interest payable quarterly and
                 principal payable in June 2008....................................        45,211         45,211
                Capital lease obligations payable in monthly
                 installments through April 2005...................................         1,496             --
                                                                                      -----------    -----------
                   Total Debt .....................................................   $   289,941    $   288,286
                                                                                      ===========    ===========

Senior Secured Notes

           In October 2003, the Company completed the sale of $250,000,000 aggregate principal amount of 9.5% senior secured notes (the “Offering”) due 2010. The net proceeds from the Offering were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases and for other general corporate purposes. The notes are secured by substantially all of the Company’s equipment rental fleet other than titled vehicles. The Company may redeem all of the senior secured notes on or after October 15, 2007. The Company may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.50% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued remain outstanding after such redemption. The notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

           The indenture governing the notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including those limiting the Company’s ability to incur additional indebtedness or enter into sale and leaseback transactions; pay dividends, redeem stock or make other distributions; issue stock of the Company’s subsidiaries; make certain investments or acquisitions; grant liens on assets; enter into transactions with affiliates; merge, consolidate or transfer substantially all of the Company’s assets; and transfer and sell assets. The Company is also required to maintain a minimum collateral coverage ratio. The indenture also contains various customary events of default, including an event of default upon failure to pay at final maturity, or acceleration of the final maturity of, any other indebtedness that aggregates $10,000,000 or more.

Postpetition Notes Payable

           The Company renegotiated certain equipment leases as part of its Chapter 11 proceedings. The Company has entered into settlement agreements with respect to certain of those equipment leases. As part of such settlements, the Company acquired the equipment underlying such leases and issued notes payable to the lessors.

Convertible Subordinated Notes Payable

           The Successor Company issued $45,211,000 aggregate principal amount of 6.5% subordinated convertible promissory notes, or the convertible subordinated notes, on the Effective Date in accordance with the terms of the Plan. The convertible subordinated notes have features that allow the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242.00 per share. The convertible subordinated notes are callable at any time at the Company’s option. Calls within the first two years are at 103.25% of par if in connection with a sale of the Company or other business combination, or otherwise at 106.5%. Calls after the first two years are at par. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the convertible subordinated notes until further notice in accordance with their terms.

Capital Lease Obligations

           Capital lease obligations represent leases that meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States.

Credit Facility

           On the Effective Date, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) with Wachovia Bank as agent (the “Amended Credit Facility” or the “Working Capital Facility”) and repaid all amounts outstanding under the Credit Facility with the proceeds of the Offering. The Amended Credit Facility can be used to make capital expenditures, enter into standby letters of credit, or for working capital or other general corporate purposes. The Amended Credit Facility is scheduled to expire in June 2007. Under the terms of the Amended Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable and titled vehicles. Borrowings under the amended revolver bear interest at either the Wachovia Bank base rate plus a percentage ranging from 1.25% to 1.75% or at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus a percentage ranging from 2.75% to 3.25%. Letters of credit bear interest at a rate ranging from 2.75% to 3.25%. There is an unused commitment fee of 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended Credit Facility is secured by a first priority perfected security interest in all of the Company’s tangible and intangible assets, except for its rental equipment, inventory and real estate.

           The Company’s Working Capital Facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, the Company must maintain a debt to cash flow ratio of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2004, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2005 through and including the fiscal quarter ending December 31, 2005, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. As of June 30, 2004, the Company had a debt to cash flow ratio of 2.41 to 1.00.

           As of June 30, 2004, there were no cash borrowings and $22,784,000 of outstanding letters of credit under the Amended Credit Facility.

(3) Reorganization Items, Net

           Expenses and income directly incurred as a result of the Predecessor Company’s Chapter 11 proceedings have been segregated from normal operations and are disclosed separately. The major components of such are as follows (in thousands):

                                                                          Predecessor Company
                                                            -----------------------------------------------
                                                                  Two Months              Five Months
                                                                    Ended                    Ended
                                                                 May 31, 2003            May 31, 2003
                                                            ----------------------  -----------------------

           Gain on extinguishment of debt and
             settlement of operating leases..............    $    (920,115)          $       (930,884)
           Fresh start valuation adjustments.............         (494,748)                  (494,748)
           Professional fees.............................           11,986                     15,207
           Employee expenses.............................            7,006                      7,212
           Facility closures.............................               31                        114
           Interest income...............................               (4)                        (5)
           Other.........................................            1,983                      1,983
                                                             -------------           -----------------
             Total reorganization items..................    $  (1,393,861)          $     (1,401,121)
                                                             -------------           -----------------

           Gains on settlement of operating leases and extinguishment of debt represent the settlement of certain equipment operating leases and debt for amounts less than the Predecessor Company’s recorded obligations. Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of retention bonuses paid under a retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. Facility closure costs consist of miscellaneous charges related to the closing of the stores identified in the reorganization. Interest income consists of interest earned on excess cash balances. Reorganization items excluding the gains on settlement of operating leases and extinguishment of debt were cash charges.

(4) Change in Depreciation Estimate

           At the Effective Date, the Company changed the useful lives and salvage values for certain of its rental assets to reflect the new management’s change in fleet strategy and therefore to better allocate the cost of the rental assets over the time that such assets are in its rental fleet. This change in estimate resulted in an increase in rental equipment depreciation expense of approximately $8,291,000 for the three months ended June 30, 2004 and $15,813,000 for the six months ended June 30, 2004.

(5) Restricted Stock

           On the Effective Date, the Company adopted a restricted stock plan (the “Restricted Stock Plan”), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company’s Board of Directors or any Committee thereof (if so delegated by the Board of Directors) shall determine. The Company accounts for restricted stock awards in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

           The Company did not issue shares of common stock under the Restricted Stock Plan during the second quarter of 2004. During the six months ended June 30, 2004, the Company issued 2,732 shares of common stock valued at $71.59 per share to certain of its directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders’ equity in the unaudited condensed consolidated balance sheets. As of June 30, 2004, there were an aggregate of 128,349 shares of restricted stock outstanding under the Restricted Stock Plan. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting periods of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognized compensation expense for restricted stock of $3,081,000 during the first six months of 2004. Additionally, the Company made “gross-up” payments in the amount of $157,000 related to the restricted shares issued during the first six months of 2004. Compensation expense is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

(6) Predecessor Company Stock Option Plans

           Prior to its emergence from bankruptcy, the Company accounted for stock option arrangements in accordance with APB No. 25 and accordingly, recognized no compensation expense for the stock option arrangements with employees or directors since the stock options were granted at exercise prices at or greater than the fair market value of the shares at the date of grant. The Company followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Stock-Based Compensation — Transition and Disclosure.”

           Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 as amended by SFAS No. 148, as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. Upon the Effective Date of the Plan, all options under the Predecessor Company’s stock option plans were cancelled and such plans terminated. If compensation cost for all options previously granted had been determined based on the fair value at the grant date consistent with SFAS No. 123, the Predecessor Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

                                                                                         Predecessor Company
                                                                                 -----------------------------------
                                                                                    Two Months        Five Months
                                                                                       Ended             Ended
                                                                                   May 31, 2003       May 31, 2003
                                                                                 -----------------  ----------------

             Reported net income.........................................       $      1,374,024    $    1,351,557
             Pro forma stock based compensation expense, net of tax......                   (237)             (608)
                                                                                ----------------    --------------
             Pro forma net income........................................       $      1,373,787    $    1,350,949
                                                                                ================    ==============
             Reported earnings per share.................................       $          23.95    $        23.56
                                                                                ================    ==============
             Pro forma earnings per share................................       $          23.95    $        23.55
                                                                                ================    ==============

           Pursuant to the Plan, no value or other distribution was made on account of the Predecessor Company’s stock option plans.

(7) Seasonality

           The Company’s revenue and results of operations are dependent upon activity in the construction industry in the markets it serves. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where the Company operates. Because of this variability in demand, the Company’s quarterly revenue and results of operations may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

(8) Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share for the Predecessor Company (in thousands, except per share data):

                                                                                         Predecessor Company
                                                                                 -----------------------------------
                                                                                     Two Months         Five Months
                                                                                       Ended               Ended
                                                                                    May 31, 2003        May 31, 2003
                                                                                 ---------------     ---------------
             Numerator:
             Net income - basic and diluted..............................        $    1,374,024        $  1,351,557
                                                                                 --------------        ------------
             Denominator:
              Weighted average shares - basic and diluted................                57,364              57,364
                                                                                 --------------        ------------
             Basic and diluted earnings per share........................        $        23.95        $      23.56
                                                                                 ==============        ============

(9) Income Taxes

           The Company did not record a tax benefit in the three-month and six-month periods ended June 30, 2004 or one month ended June 30, 2003, two months ended May 31, 2003 and five months ended May 31, 2003, respectively. The tax benefits for the periods are significantly different than the benefits expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for the Company’s deferred tax assets, primarily resulting from net operating loss carryforwards, as the Company believes it is more likely than not that the deferred tax assets will not be realized.

(10) Related-Party Transaction

           In May 2004, the Company acquired approximately 250 units of rental equipment from Phantom Equipment Rental Corp., an entity affiliated with one of our co-chairmen, for approximately $6,100,000. As part of such acquisition, Phantom agreed to reimburse us for returning the acquired units to rent-ready condition and for the cost of an annual inspection on each unit. Phantom has reimbursed us approximately $50,000 for such costs incurred by us through June 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

           You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes. Upon emergence in June 2003 from bankruptcy proceedings under Chapter 11 (referred to herein as “Chapter 11”) of Title 11 of the United States Code, known as the Bankruptcy Code, we adopted the provisions of fresh-start reporting in the American Institute of Certified Public Accountants’ (“referred to herein as “AICPA”) Statement Of Position (“referred to herein as “SOP”) 90-7 that resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The allocation of the reorganization value of the Company to its assets in conformity with Statement of Financial Accounting Standards (referred to herein as “SFAS”) No. 141, “Business Combinations” materially changed the amounts previously recorded in our consolidated financial statements prior to emergence. As a result, there are certain items in such financial statements that are not comparable. As used in these financial statements, the term “Company” refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003).

Overview

           In June 2003 we emerged from bankruptcy with the long-term objective of becoming a premier competitor in the construction equipment industry in terms of safety, reputation and financial performance. In recent periods we achieved growth in both rental and non-rental revenue. The growth was driven by an improved industry environment and company initiatives, as discussed below. Non-rental revenue accounted for the majority of the overall revenue growth as higher volume and better pricing drove increases in new and used equipment sales. Higher sales volume was largely a result of re-emphasizing a full-service business model after emerging from bankruptcy. We believe rental revenue grew primarily as a result of better pricing despite the decrease in the average size of our rental fleet.

           We believe better pricing for sales and rentals is a function of industry and economic conditions. The key pricing drivers are non-residential construction activity and the supply of equipment in the U.S. market relative to demand. Although non-residential construction activity has been declining since late 2000, the rate of decline has decreased in recent periods. We believe that in recent periods the impact of declining non-residential construction activity was offset by a greater demand for construction equipment which had a positive impact on the revenue we generated from rentals and sales prices for most categories of equipment sold. We believe the increase in demand for construction equipment was driven by the recent abatement of the over-supply of equipment in the U.S. market. In addition, we believe that the impact of the decline in non-residential construction activity in 2004 was mitigated by our increased penetration in other segments of the construction market through the ramping up of revenue at NationsRent at Lowe’s stores opened in 2002 and 2003.

           We believe there are currently a few significant trends affecting our markets. One trend is that as a result of the greater demand for new construction equipment, companies such as ours have faced an increase in the delivery times for the equipment we purchase from manufacturers. Projected delivery schedules affect us most when planning our equipment needs for the Spring/Summer period when demand for our equipment is greatest. If equipment is not received as planned during our Spring/Summer period, it may result in a loss of expected rental and sales revenue. In addition, if the delivery times continue to lengthen, it is likely we will have to plan our equipment purchases for the 2005 Spring/Summer period earlier than we have in the past. Management believes, however, that our focus on reducing the number of our equipment suppliers will not only enable us to negotiate better pricing, but also may enable us to become a preferred customer with many of our vendors. We believe this status can help us obtain better-than-average delivery times in some cases.

           Another significant trend is that worldwide price increases for steel have led to an increase in our equipment costs. Our sales prices and rental rates generally have increased in advance of these cost increases.

           We also have observed an increase in auction prices for used equipment. As we are a seller of used equipment through auctions, this trend has benefited us as we have received higher prices for the equipment we dispose of through auctions.

           Management anticipates that as long as the increased demand for construction equipment continues, prices will continue to rise, thereby offsetting most of the increased equipment costs incurred by the Company. However, if the construction equipment industry begins to weaken, we cannot be certain that we will be able to continue to offset increased equipment costs through price increases.

           Our cost of revenue in recent periods was impacted by several factors:

•	the restructuring of operating leases in connection with our reorganization during the last half of 2003 significantly reduced our lease expense;

•	a change in our depreciation estimates and rental fleet additions resulted in increased depreciation expense;

•	new stores drove an increase in labor and facility costs;

•	revaluing our assets according to fresh-start reporting reduced depreciation expense and cost of goods sold as described below;

•	an older rental fleet and additional shop labor increased repair and maintenance expense; and

•	higher equipment and merchandise sales resulted in increased cost of goods sold.

           Operating expenses increased in recent periods due primarily to increases in compensation expense and the purchase of delivery fleet, which increased depreciation. In addition, our results of operations beginning in June 2003 reflect the transition to a new management team with a new business strategy. Beginning in June 2003, the new management team launched several key initiatives to improve profitability and leverage our infrastructure which include:

•	focusing on diversifying our revenue mix to increase sales of new and used equipment, in-shop and on-site maintenance and repairs for our customers, and sales of parts and merchandise;

•	dividing our territories into six regions instead of three so that operating, customer service and fleet mix decisions are made closer to the local markets;

•	implementing a new incentive compensation plan for sales people that rewards higher volumes of revenue at higher margins; and

•	focusing on relationships with key manufacturers to leverage pricing, service and manufacturer training.

           Beginning in June 2003, we also established a solid liquidity profile. As of June 30, 2004, we had $41.5 million in cash and we had no borrowings under our working capital facility described below. As of June 30, 2004 we had $30.4 million of availability under our working capital facility after taking into account our borrowing base and $22.8 million of outstanding letters of credit.

Reorganization Under Chapter 11

           On June 13, 2003, the effective date, NationsRent, Inc., a Delaware corporation together with its subsidiaries emerged from proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, or the plan, as modified. On the effective date, the Predecessor Company merged into an indirect subsidiary of the Successor Company. We recognized our emergence from bankruptcy for accounting purposes on June 1, 2003.

           As of the effective date, the fair value of each of our assets and liabilities was determined. The excess of the fair value of these assets and liabilities over the Company’s reorganization value, in accordance with SFAS No. 141, “Business Combinations,” or negative goodwill, was allocated to our long-lived assets, including our rental fleet. The result of such allocation of negative goodwill primarily to our rental fleet was that the value of our rental fleet was written down below its fair value by approximately $179.4 million. As a result, our gross profit on the sale of such rental fleet in the normal course of business will be favorably impacted until the rental fleet is sold and replaced, which we expect will occur in the normal course of our business over the next five to seven years.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

                                                   Three Months    Three Months
                                                      Ended           Ended               Variance
                                                  June 30, 2004   June 30, 2003    Favorable/(Unfavorable)
                                                  -------------   -------------    -----------------------
                                                          (unaudited)                  $             %
                                                                                   ------------ ----------
                                                            (dollars in thousands)
Revenue:
Equipment rentals................................ $    116,465    $    107,687     $  8,778           8.2%
Sales of equipment, merchandise, service,
  parts & supplies...............................       28,224          17,751       10,473          59.0
                                                  ------------    ------------     --------     ----------
Total revenue....................................      144,689         125,438       19,251          15.3
                                                  ------------    ------------     --------     ----------

Cost of revenue:
Cost of equipment rentals........................       61,094          67,040        5,946           8.9
Rental equipment depreciation & lease expense....       26,131          29,851        3,720          12.5
Cost of sales of equipment, merchandise,
  service, parts & supplies......................       17,077          16,512         (565)         (3.4)
                                                  ------------    ------------     --------     ----------
Total cost of revenue............................      104,302         113,403        9,101           8.0
                                                  ------------    ------------     --------     ----------

Gross profit:
Gross profit on equipment rentals including
  depreciation & lease expense...................       29,240          10,796       18,444         170.8
Gross profit on sales of equipment,
  merchandise, service, parts & supplies.........       11,147           1,239        9,908         799.7
                                                  ------------    ------------     --------     ----------
Total gross profit ..............................       40,387          12,035       28,352         235.6
                                                  ------------    ------------     --------     ----------

Operating expenses:
Selling, general & administrative expenses.......       28,895          24,349       (4,546)        (18.7)
Non-rental equipment depreciation & amortization.        2,944           5,662        2,718          48.0
                                                  ------------    ------------     --------     ----------
Operating income (loss) .........................        8,548         (17,976)      26,524
                                                  ------------    ------------     --------     ----------

Interest expense, net............................        7,771           2,840       (4,931)       (173.6)
Other, net.......................................          (96)            (71)          25          35.2
                                                  ------------    ------------     --------     ----------
                                                         7,675           2,769       (4,906)       (177.2)
                                                  ------------    ------------     --------     ----------

Loss before reorganization Items.................          873         (20,745)      21,618
Reorganization items, net........................            -       1,393,861   (1,393,861)       (100.0)
                                                  ------------    ------------  -----------     ----------
Net income (loss)................................ $        873    $  1,373,116  $(1,372,243)        (99.9)%
                                                  ============    ============  ===========     ===========

           Revenue. Revenue from equipment rentals was positively impacted for the three months ended June 30, 2004 by a $2.8 million increase in revenue at our NationsRent at Lowe's stores that opened in 2003 as well as improved pricing.

           Utilization for the second quarter in 2004 was 49.8% compared to 45.1% in the same period in 2003. We believe that the better pricing as discussed above was the key factor in the increase. Utilization, measured as total rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as an approximate measure of financial return on the investment in our rental fleet. For equipment acquired new from a manufacturer, whether leased or owned, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is an estimate of the purchase price paid by the acquired company for such equipment where available and, if unavailable, first cost is the estimated fair value of such equipment.

           The primary driver for the increase in sales of equipment, merchandise, service, parts and supplies was an increase of $7.0 million, or 80.0%, in sales of used equipment. Upon our emergence from bankruptcy in June 2003, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. This, coupled with the improving market conditions for used equipment, led to an emphasis on used equipment sales in the second quarter of 2004. The remaining increase was driven by the new management team’s focus on sales of new equipment and related merchandise.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 10.0% in the second quarter of 2003 to 25.1% for the same period in 2004. Gross profit on equipment rentals was positively impacted primarily by an $8.8 million increase in revenue and the elimination of $9.7 million of lease expense related to operating leases that were eliminated when we rejected or bought out the leases as part of the plan and subsequent recapitalization of the Company in June 2003. Gross profit was also positively impacted by a $1.2 million reduction in transportation expense, a $0.9 million reduction in repairs and maintenance expense and a $0.9 million reduction in facilities expense. Gross profit on equipment rentals was negatively impacted by a $3.3 million net increase in depreciation expense that resulted from rental fleet additions when we bought out certain leases and from a change in our depreciation estimates, as discussed below, as well as an adjustment to increase depreciation expense in the amount of $0.9 million for the three months ended June 30, 2004 relating to certain rental assets that were under-depreciated in the first quarter of 2004. Such net increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of the adoption of fresh-start reporting, as discussed above.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 7.0% in the second quarter of 2003 to 39.5% for the same period in 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by fresh-start reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the sale of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the second quarter, $7.5 million of our gross profit was attributable to sales of used equipment; of which $3.4 million was the result of implementing fresh-start reporting as follows:

•	Equipment which was originally assigned a fair value of $19.1 million upon emergence from bankruptcy was written down by $6.6 million to a value of $12.5 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $3.2 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

           Upon emergence from bankruptcy, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management’s change in fleet strategy and therefore better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets. The change in accounting estimates resulted in an increase of rental equipment depreciation expense of approximately $8.3 million for the three months ended June 30, 2004.

           Operating expenses. The increase in operating expenses was primarily due to:

•	$2.7 million of compensation expense and sales commissions expense related to the increase in revenue discussed above and an incentive compensation plan initiated by our new management team during 2004 in support of the key initiatives discussed in the subsection entitled “Overview”;

•	$1.4 million of compensation expense for the three months ended June 30, 2004 related to the amortization of restricted stock awards made to the new management team in the fourth quarter of 2003 and first quarter of 2004; and

•	$1.0 million of professional/outside services expense related to accounting and legal services for Sarbanes-Oxley Act compliance, fees related to the registration of our senior secured notes, lease negotiations and auditing.

           The increase in operating expenses was partially offset by a decreased provision for doubtful accounts in the second quarter of 2004. During the quarter, the Company experienced an improvement in the collection of its outstanding receivables. With the associated improvement in the aging, the Company evaluated the collectibility of its receivables and recognized $2.2 million less provision during 2004 than during the same period in 2003. In addition, operating expenses was also partially offset by an adjustment to reduce non-rental equipment depreciation in the amount of $1.6 million for the three months ended June 30, 2004 relating to certain non-rental assets that were over-depreciated since the effective date.

           Selling, general and administrative expenses as a percentage of total revenue were 20.0% and 19.4% for the three months ended June 30, 2004 and June 30, 2003, respectively.

           Other income and expense. The increase in interest expense was related primarily to the following two factors: (i) during the three months ended June 30, 2003, in accordance with SOP 90-7, we recognized interest expense only to the extent that it was to be paid, and (ii) during the three months ended June 30, 2004, we recorded $6.7 million of interest expense and amortization of debt issuance costs related to the senior secured notes issued in October 2003 discussed below.

           Reorganization items, net. This item is primarily related to gains on debt and operating lease settlements through the bankruptcy process which was partially offset by professional fees paid to bankruptcy professionals.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

                                                    Six Months     Six Months
                                                      Ended           Ended               Variance
                                                  June 30, 2004   June 30, 2003    Favorable/(Unfavorable)
                                                  -------------   -------------    -----------------------
                                                          (unaudited)                  $             %
                                                                                   ------------ ----------
                                                               (dollars in thousands)

Revenue:
Equipment rentals.................................. $  209,547     $   192,687      $  16,860         8.8%
Sales of equipment, merchandise, service, parts &
  supplies.........................................     55,300          25,319         29,981       118.4
                                                    ----------    ------------   ------------    --------
Total revenue......................................    264,847         218,006         46,841        21.5
                                                    ----------    ------------   ------------    --------
Cost of revenue:
Cost of equipment rentals..........................    120,342         123,554          3,212         2.6
Rental equipment depreciation & lease expense......     49,370          63,990         14,620        22.8
Cost of sales of equipment, merchandise, service,
  parts & supplies.................................     34,697          22,138        (12,559)      (56.7)
                                                    ----------    ------------   ------------    --------
Total cost of revenue..............................    204,409         209,682          5,273         2.5
                                                    ----------    ------------   ------------    --------

Gross profit :
Gross profit on equipment rentals including
  depreciation & lease expense.....................     39,835           5,143         34,692       674.5
Gross profit on sales of equipment, merchandise,
  service, parts & supplies........................     20,603           3,181         17,422       547.7
                                                    ----------    ------------   ------------    --------
Total gross profit ................................     60,438           8,324         52,114       626.1
                                                    ----------    ------------   ------------    --------

Operating expenses:
Selling, general & administrative expenses.........     53,905          45,274         (8,631)      (19.1)
Non-rental equipment depreciation & amortization...     10,252           9,325           (927)       (9.9)
                                                    ----------    ------------   ------------    --------
Operating loss ....................................     (3,719)        (46,275)        42,556        92.0
                                                    ----------    ------------   ------------    --------

Interest expense, net..............................     15,409           4,324        (11,085)     (256.4)
Other, net.........................................       (228)           (127)           101        79.5
                                                    ----------    ------------   ------------    --------
                                                         15,181          4,197        (10,984)     (261.7)
                                                    ----------    ------------   ------------    --------

Loss before reorganization items...................    (18,900)        (50,472)        31,572        62.6
Reorganization items, net..........................          -       1,401,121     (1,401,121)     (100.0)
                                                    ----------    ------------   ------------    --------
Net income (loss).................................. $  (18,900)   $  1,350,649   $ (1,369,549)
                                                    ==========    ============   ============    ========

           Revenue. Revenue from equipment rentals was positively impacted for the six months ended June 30, 2004 by a $5.2 million increase in revenue at our NationsRent at Lowe's stores that opened in 2003 as well as improved pricing.

           Utilization for the six months ended June 30, 2004 was 44.7% compared to 40.2% in the six months ended June 30, 2003. We believe that the better pricing as discussed above was the key factor in the increase.

           The primary driver for the increase in sales of equipment, merchandise, service, parts and supplies was an increase of $22.1 million, or 209.6%, in sales of used equipment. Upon our emergence from bankruptcy in June 2003, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. This, coupled with the improving market conditions for used equipment, led to an emphasis on used equipment sales in the six months ended June 30, 2004. The remaining increase was driven by the new management team’s focus on sales of new equipment and related merchandise.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 2.7% in the six months ended June 30, 2003 to 19.0% in the six months ended June 30, 2004. Gross profit on equipment rentals was positively impacted by:

•	a $16.9 million increase in revenue and the elimination of $27.1 million of lease expense related to operating leases that were eliminated when we rejected or bought out the leases as part of the plan and subsequent recapitalization of the Company in June 2003.

           Gross profit on equipment rentals was negatively impacted by:

•	a $5.9 million net increase in depreciation expense that resulted from rental fleet additions when we bought out certain leases and from a change in our depreciation estimates, as discussed below. Such increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of our adoption of fresh-start reporting, as discussed above; and

•	a $3.2 million increase in repair and maintenance expense primarily related to the increase in rental revenue discussed above, an increase in the average age of our rental fleet from approximately 45 months in 2003 to approximately 49 months in 2004 and a 16.8% increase in shop labor related to headcount increase in support of our full-service business model.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 12.6% in the six months ended June 30, 2003 to 37.3% for the six months ended June 30, 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by fresh-start reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the sale of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the six months ended June 30, 2004, $14.6 million of our gross profit was attributable to sale of used equipment; of which $8.8 million was the result of implementing fresh-start reporting as follows:

•	Equipment which was originally assigned a fair value of $39.5 million upon emergence from bankruptcy was written down by $14.7 million to a value of $24.8 million; and.

•	Depreciation expense associated with the equipment that was sold during the period was $5.9 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

           Upon emergence from bankruptcy, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management’s change in fleet strategy and therefore better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets. The change in accounting estimates resulted in an increase of rental equipment depreciation expense of approximately $15.8 million for the six months ended June 30, 2004.

           Operating expenses. The increase in operating expenses was primarily due to:

•	$4.3 million of non-rental equipment depreciation expense resulting from the settlement and buy-out of non-rental vehicle operating leases on our delivery fleet after our emergence from bankruptcy;

•	$4.3 million of compensation expense and sales commissions expense related to the increase in revenue discussed above and an incentive compensation plan put in place by our new management team during 2004 in support of the key initiatives discussed in the overview above;

•	$3.1 million of compensation expense for the six months ended June 30, 2004 related to the amortization of restricted stock awards made to the new management team; and

•	$1.0 million of professional/outside services related to accounting and legal services for Sarbanes-Oxley Act compliance, fees related to the registration of our senior secured notes, lease negotiations and auditing.

           The increase in operating expenses was partially offset by a decreased provision for doubtful accounts in 2004. During the period, the Company experienced an improvement in the collection of its outstanding receivables. With the associated improvement in the aging, the Company evaluated the collectibility of its receivables and recognized $2.0 million less provision during 2004 than during the same period in 2003. In addition, operating expenses was also partially offset by an adjustment to reduce non-rental equipment depreciation in the amount of $1.6 million for the six months ended June 30, 2004 relating to certain non-rental assets that were over-depreciated since the effective date.

           Selling, general and administrative expenses as a percentage of total revenue were 20.4% and 20.8 % for the six months ended June 30, 2004 and June 30, 2003, respectively.

           Other income and expense. The increase in interest expense was related primarily to the following two factors: (i) during the six months ended June 30, 2003, in accordance with SOP 90-7, we recognized interest expense only to the extent that it was to be paid, and (ii) during the six months ended June 30, 2004, we recorded $13.3 million of interest expense and amortization of debt issuance costs related to the senior secured notes issued in October 2003 discussed below.

           Reorganization items, net. This item is primarily related to gains on debt and operating lease settlements through the bankruptcy process which was partially offset by professional fees paid to bankruptcy professionals.

Liquidity and Capital Resources

Cash Flows

           In our condensed consolidated statements of cash flows included elsewhere herein, cash flows from operations do not include purchases of rental equipment and the proceeds from the sale of rental equipment, which are included in cash flows from investing activities. When evaluating our cash flow it is important to consider cash flows from the purchase and sale of our equipment rental fleet in conjunction with operating cash flow. Purchasing and selling rental fleet to manage fleet mix and fleet age is an integral part of our business and failure to consider cash flows from these activities would not accurately reflect the cash needs of our business.

Cash Flow for 2004

           Six Months ended June 30, 2004. The net cash provided by our operations was $54.0 million for the six months ended June 30, 2004 and was primarily due to the elimination of lease payments on our rental fleet and delivery vehicles and a positive change in our working capital needs. Net cash used in investing activities was $60.7 million for the six months ended June 30, 2004, primarily reflecting $84.8 million of rental fleet purchases and $8.5 million for purchases of and improvements to property and equipment offset by $32.6 million of proceeds from the sale of rental equipment. Cash used by financing activities during the six months ended June 30, 2004 of $0.5 million was due to repayments of debt and payment of debt issuance costs.

Cash Flow for 2003

           One Month ended June 30, 2003. The net cash provided by our operations was $0.5 million for the one month ended June 30, 2003. Net cash used in investing activities was $41.4 million for the one month ended June 30, 2003, primarily reflecting $40.7 million of rental fleet purchases and $2.3 million for purchases of and improvements to property and equipment offset by $1.7 million of proceeds from the sale of rental equipment. Cash provided by financing activities during the one month ended June 30, 2003 was $35.6 million and was primarily a result of $64.0 million of proceeds from the issuance of preferred and common stock, $15.6 million of proceeds from the issuance of convertible notes partially offset by $36.9 million of repayments of debt and the payment of $7.1 million of debt issue costs.

           Five Months ended May 31, 2003. The net cash provided by our operations was $4.1 million for the five months ended May 31, 2003. Net cash used in investing activities was $11.9 million for the five months ended May 31, 2003, primarily reflecting $15.8 million of rental fleet purchases and $5.0 million for purchases of and improvements to property and equipment offset by $8.9 million of proceeds from the sale of rental equipment. Cash provided by financing activities during the five months ended May 31, 2003 was $14.3 million and was primarily a result of $24.6 million of proceeds from our debtor-in-possession financing facility, partially offset by $10.4 million of repayments of debt.

Adequacy of Capital Resources

           Our sources of cash for the next twelve months will be cash generated by operations, including proceeds from the sale of used equipment, access to our working capital facility described below and other equipment financing agreements.

           Our uses of cash for the next twelve months are primarily related to the purchase of rental fleet and other capital expenditures, repair and maintenance expenditures, store expenditures, employee expenditures, working capital and debt service. We estimate that equipment expenditures over the next twelve months will range between $77.0 million and $94.0 million, net of proceeds from sales of used equipment. We estimate that expenditures for non-rental assets for the next twelve months will range between $23.0 million and $29.0 million, net of proceeds from sales of such assets. We expect that non-rental expenditures over the next twelve months will be primarily related to store improvements, information systems and transportation equipment for our rental fleet. We do not anticipate significant cash expenditures for acquisitions or new store openings. In addition, we believe that our new key initiatives will not require significant investment. We believe that our existing infrastructure of stores, service bays and personnel is largely sufficient to support sales of new and used equipment and service. We do expect to make an investment in a new point-of-sale system to support our key initiatives which is included in the non-rental expenditure estimate above.

           We believe that we can fund our business activities for the next twelve months with a combination of cash on hand; cash generated by operations, including proceeds from the sale of used equipment; our working capital facility described below, under which we had $30.4 million of availability as of June 30, 2004 and other equipment financing agreements.

Debt and Other Obligations

           Senior Secured Notes. On October 23, 2003, we completed a private offering of $250.0 million in aggregate principal amount of 9½% senior secured notes due October 15, 2010 (the “Original Notes”). The Original Notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future restricted subsidiaries. On April 1, 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) with respect to the 9½% senior secured notes (the “New Notes”, and together with the Original Notes, the “Notes”) that have substantially identical terms as the Original Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Notes are able to exchange Original Notes for the New Notes. The New Notes evidence the same debt as the Original Notes, are entitled to the benefits of the indenture governing the Original Notes and will be treated under the indenture as a single class with the Original Notes.

           The Notes and the guarantees are secured by a first priority lien on substantially all of our and our subsidiaries’ rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. We are required to maintain a Collateral Value Coverage Ratio of at least 2.0 to 1.0. As of the latest collateral coverage certificate dated June 14, 2004, our Collateral Value Coverage Ratio was 2.46 to 1.00.

           We pay interest on the notes semi-annually in cash, in arrears, on October 15 and April 15, beginning on April 15, 2004, at an annual interest rate of 9½%.

           We can redeem the notes on or after October 15, 2007. The Company may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.500% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes originally issued in the Original Notes offering remain outstanding after such a redemption.

           Working Capital Facility. Concurrently with the closing of the Original Notes offering, we entered into an amended and restated working capital facility with Wachovia Bank, National Association and other lenders. Under the terms of our working capital facility, revolving advances are available up to $75.0 million (with a $30.0 million sub-limit for letters of credit), subject to a borrowing base test. As of June 30, 2004, we had no borrowings and based on our borrowing base, and after taking into account $22.8 million of outstanding letters of credit, we had $30.4 million of availability under the working capital facility. Our working capital facility has an initial term of approximately 3½ years and is secured by a first priority perfected security interest in all of our and our subsidiaries’ existing and after-acquired tangible and intangible assets, except for our rental equipment, inventory and real estate, and secured by a first priority pledge of the capital stock of our subsidiaries. Interest accrues on borrowings under the working capital facility, at floating rates equivalent to either the prime rate of interest plus a percentage ranging from 1.25% to 1.75%, or at LIBOR plus a percentage ranging from 2.75% to 3.25%.

           Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, we must maintain a debt to cash flow ratio of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2004, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2005 through and including the fiscal quarter ending December 31, 2005, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. As of June 30, 2004, we had a debt-to-cash flow ratio of 2.41 to 1.00.

           Our working capital facility also contains customary events of default, including the occurrence of any event of default under the senior secured notes described above.

Application for Exemption under the Trust Indenture Act

           We have submitted an application to the SEC requesting an order under section 304(d) of the Trust Indenture Act exempting us from the requirement under section 314(d)(1) of the Trust Indenture Act to furnish certificates of fair value in connection with sales of specified collateral in the ordinary course of our business in accordance with the indenture and providing that such sales are not to be included in determining whether releases of collateral require that the certificate of fair value must be provided by an independent expert.

           We have applied for this exemption primarily because we sell rental equipment, which is the collateral for the Notes, on a daily basis. Due to the frequency of these dispositions, the prohibitively high cost, delay and distraction of constantly obtaining certificates or opinions would create an overwhelming administrative burden and interrupt the smooth operation of our stores.

Seasonality and Fluctuations in Operating Results

           Our revenue and income are dependent upon activity in the construction industry in the markets we serve. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, our revenue and income fluctuates. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

           Operating results may fluctuate due to other factors including, but not limited to:

•	the impact of the fresh-start reporting;

•	changes in general economic conditions including changes in national, regional or local construction or industrial activities;

•	the timing of expenditures for new rental equipment and the disposition of used equipment;

•	competitive pricing pressures; and

•	changes in interest rates.

Inflation

           We do not believe that inflation has been a significant factor to the cost of our operations other than the increase in steel prices discussed in the subsection entitled “Overview”.

Factors That May Affect Future Results

           Certain statements and information in this quarterly report may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this quarterly report and in the Company's Registration Statement. Such factors include, among others:

•	As a result of our adoption of fresh-start reporting, your ability to accurately compare our future financial statements with prior periods may be limited.

•	Our substantial level of indebtedness could prevent us from fulfilling our obligations on the notes and may have a negative effect on the market value of our notes.

•	Contraction in the private non-residential construction industry may continue which may weaken demand and pricing for our equipment.

•	Continued operating losses may decrease our future cash flow which would limit our ability to reinvest in our business, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations, including payment on the notes.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

•	Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and affect our cash flows and profitability.

•	Disruptions in our information technology systems could limit our capacity to effectively monitor and control our operations.

•	Because all of our existing leases for our NationsRent at Lowe’s locations expire on the same date, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at substantially the same time.

•	Cost associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

           We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

           We make “forward-looking statements” throughout this report. Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we “believe,” “expect,” “anticipate” or “plan” that an event will occur, and other similar statements), you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will occur or will continue. The forward-looking information contained in this report is generally located in this section, but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon our current plans and beliefs or estimates of future results or trends.

           Forward-looking statements regarding our present plans or expectations for new product and service offerings, capital expenditures, sales, cost-saving strategies, growth, and business strategies involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding our present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenue, to diversify the revenue stream and/or to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material.

           All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

           The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our working capital facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At June 30, 2004, we did not have any variable rate debt outstanding.

Item 4: Controls and Procedures

           Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

           On June 14, 2004, we distributed written consents to the holders of common stock of the Company for the election of directors of the Company. Pursuant to such written consents the following individuals were elected as directors of the Company as follows:

                                                                                             Abstentions or
Director                                        Votes For            Votes Against              Non-Votes
-------------------                            -----------           -------------           --------------

Thomas J. Putman                                 1,549,374                   --                  119,654
Bryan T. Rich                                    1,549,374                   --                  119,654
Douglas M. Suliman, Jr.                          1,549,374                   --                  119,654
Thomas W. Blumenthal                             1,549,374                   --                  119,654
Andrew P. Hines                                    427,302(1)                --                  119,654
Irving M. Levine                                 1,549,374                   --                  119,654
Greg A. Rosenbaum                                1,549,374                   --                  119,654

(1) Pursuant to the terms of the Company's Stockholders' Agreement, Mr. Hines, as the minority representative, is selected by a majority of the outstanding shares of common stock, not including shares held by The Baupost Group, L.L.C., Phoenix Rental Partners, LLC or any of their affiliates.

ITEM 6: Exhibits and Reports on Form 8-K

           (a) Exhibits:

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnitees signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

           * Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

           ** Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

           (b) Reports on Form 8-K:

           The Company has not filed any Current Report on Form 8-K with the Securities and Exchange Commission during the period for which this report is filed.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Dated: August 16, 2004	By: /s/ Thomas J. Putman Name: Thomas J. Putman Title: President, Chief Executive Officer and Director

Dated: August 16, 2004	By: /s/ Thomas J. Hoyer Name: Thomas J. Hoyer Title: Executive Vice President and Chief Financial Officer

Dated: August 16, 2004	By: /s/ Gary N. Golden Name: Gary N. Golden Title: Vice President and Controller

Exhibits Index

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnitees signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

           * Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

           ** Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.