Form 10-Q
period 2004-09-30
NATIONSRENT COMPANIES INC
filed 2004-11-22
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

Commission file number 333-114115

NATIONSRENT COMPANIES, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1875911 (I.R.S. Employer Identification Number)

450 East Las Olas Blvd., Suite 1400 Fort Lauderdale, Florida (Address of principal executive office)	33301 (Zip Code)

(954) 760-6550
(Registrant's telephone number including area code)

Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |_| No |X|

As of October 31, 2004 there were 1,669,588 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets for the Successor Company as of September 30, 2004 (unaudited) and December 31, 2003	1

Unaudited Condensed Consolidated Statements of Operations for the Successor Company for the Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003	2

Condensed Consolidated Statements of Operations for the Successor Company for the Nine Months Ended September 30, 2004 (unaudited) and Four Months Ended September 30, 2003 (unaudited) and for the Predecessor Company for the Five Months Ended May 31, 2003	3

Condensed Consolidated Statements of Cash Flows for the Successor Company for the Nine Months Ended September 30, 2004 (unaudited) and Four Months Ended September 30, 2003 (unaudited) and for the Predecessor Company for the Five Months Ended May 31, 2003	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3: Quantitative and Qualitative Disclosures About Market Risk	27

Item 4: Controls and Procedures	28

PART II - OTHER INFORMATION	29

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	32

Certifications	36

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                                             Successor Company
                                                                                  ----------------------------------------
                                                                                  September 30, 2004   December 31, 2003
                                                                                  ------------------   -----------------
                                                                                     (unaudited)
ASSETS
Cash and cash equivalents....................................................        $     31,401      $    48,644
Accounts receivable, net.....................................................              84,880           72,926
Inventories..................................................................              23,180           21,802
Prepaid expenses and other assets............................................              12,197           11,605
Debt issuance costs, net.....................................................               6,850            7,155
Rental equipment, net........................................................             391,929          347,076
Property and equipment, net..................................................              59,450           60,948
Intangible assets, net.......................................................               8,317            8,479
                                                                                     ------------      -----------
       Total Assets..........................................................        $    618,204      $   578,635
                                                                                     ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.............................................................        $     78,290      $    56,319
Accrued compensation and related taxes.......................................              11,081            9,297
Accrued insurance claims.....................................................              17,810           14,500
Accrued expenses and other liabilities.......................................              37,786           28,561
Debt (Note 2)................................................................             289,146          288,286
Income taxes payable.........................................................                 439              504
                                                                                     ------------      -----------
       Total Liabilities.....................................................             434,552          397,467
                                                                                     ------------      -----------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock--$0.01 par value, 1,000,000 shares
    authorized; Series A, $72,002 liquidation
    preference, 72,002 shares issued and outstanding
    at September 30, 2004 and December 31, 2003,
    respectively.............................................................                  1                 1
    Common stock--$0.01 par value, 3,000,000 shares
    authorized, 1,669,028 and 1,666,296 shares issued
    and outstanding at September 30, 2004 and December
    31, 2003, respectively ..................................................                 17                17
  Additional paid-in capital.................................................             200,920          200,724
  Deferred stock compensation................................................              (1,339)          (4,560)
  Accumulated deficit........................................................             (15,947)         (15,014)
                                                                                     ------------      -----------
       Total Stockholders' Equity ...........................................             183,652          181,168
                                                                                     ------------      -----------
       Total Liabilities and Stockholders' Equity............................        $    618,204      $   578,635
                                                                                     ============      ===========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

                                                                                                 Successor
                                                                                                  Company
                                                                                ------------------------------------------
                                                                                    Three Months          Three Months
                                                                                        Ended                 Ended
                                                                                 September 30, 2004    September 30, 2003
                                                                                 ------------------    ------------------
                                                                                                      (restated- see Note 1)
Revenue:
    Equipment rentals........................................                     $     132,500         $     119,227
    Sales of equipment, merchandise, service, parts and
      supplies...............................................                            33,343                16,199
                                                                                  -------------         -------------
       Total revenue.........................................                           165,843               135,426
                                                                                  -------------         -------------
Cost of revenue:
    Cost of equipment rentals................................                            61,672                61,873
    Rental equipment depreciation and lease expense..........                            30,451                27,146
    Cost of sales of equipment, merchandise, service, parts
      and supplies...........................................                            19,977                10,778
                                                                                  -------------         -------------
       Total cost of revenue.................................                           112,100                99,797
                                                                                  -------------         -------------
Gross profit ................................................                            53,743                35,629
Operating expenses:
    Selling, general and administrative expenses.............                            27,687                23,933
    Non-rental equipment depreciation and amortization.......                             1,436                 2,198
                                                                                  -------------         -------------
    Operating income.........................................                            24,620                 9,498
                                                                                  -------------         -------------
 Other expense:
    Interest expense.........................................                             7,649                 3,885
    Reversal of pre-petition tax liabilities.................                              (893)                    -
    Other, net...............................................                              (103)                 (175)
                                                                                  -------------         -------------
       Total other expense...................................                             6,653                 3,710
                                                                                  -------------         -------------
Net income...................................................                     $      17,967         $       5,788
                                                                                  =============         =============

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                                                               Successor                  |     Predecessor
                                                                                Company                   |       Company
                                                                ----------------------------------------  |    ------------
                                                                   Nine Months           Four Months      |     Five Months
                                                                      Ended                 Ended         |        Ended
                                                                September 30, 2004    September 30, 2003  |    May 31, 2003
                                                                ------------------    ------------------  |    ------------
                                                                   (unaudited)           (unaudited)      |(restated- see Note 1)
                                                                                   (restated- see Note 1) |
Revenue:                                                                                                  |
    Equipment rentals........................................    $     342,047         $     156,347      |  $     155,567
    Sales of equipment, merchandise, service, parts and                                                   |
      supplies...............................................           87,961                21,005      |         20,486
                                                                 -------------         -------------      |  -------------
       Total revenue.........................................          430,008               177,352      |        176,053
                                                                 -------------         -------------      |  -------------
Cost of revenue:                                                                                          |
    Cost of equipment rentals................................          182,014                82,060      |        103,367
    Rental equipment depreciation and lease expense..........           87,290                36,488      |         57,793
    Cost of sales of equipment, merchandise, service, parts                                               |
      and supplies...........................................           53,992                14,130      |         18,759
                                                                 -------------         -------------      |  -------------
       Total cost of revenue.................................          323,296               132,678      |        179,919
                                                                 -------------         -------------      |  -------------
Gross profit (loss)..........................................          106,712                44,674      |         (3,866)
Operating expenses:                                                                                       |
    Selling, general and administrative expenses.............           81,592                32,034      |         37,173
    Non-rental equipment depreciation and amortization.......            4,219                 2,927      |          5,451
                                                                 -------------         -------------      |  -------------
     Operating income (loss).................................           20,901                 9,713      |        (46,490)
                                                                 -------------         -------------      |  -------------
Other expense:                                                                                            |
    Interest expense.........................................           23,058                 5,045      |          3,164
    Reversal of pre-petition tax liabilities.................             (893)                    -      |              -
    Other, net...............................................             (331)                 (212)     |            (90)
                                                                 -------------         -------------      |  -------------
       Total other expense...................................           21,834                 4,833      |          3,074
                                                                 -------------         -------------      |  -------------
Income (loss) before reorganization items....................             (933)                4,880      |        (49,564)
Reorganization items, net....................................                -                     -      |     (1,401,121)
                                                                 -------------         -------------      |  -------------
Net income (loss)............................................    $        (933)        $       4,880      |  $   1,351,557
                                                                 =============         =============      |  =============
Net income per share:                                                                                     |
  Basic......................................................                                             |  $       23.56
                                                                                                          |  =============
  Diluted....................................................                                             |  $       23.56
                                                                                                          |  =============
Weighted average common shares outstanding:                                                               |
  Basic......................................................                                             |         57,364
                                                                                                          |  =============
  Diluted....................................................                                             |         57,364
                                                                                                          |  =============

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                     Successor                    Predecessor
                                                                                      Company                       Company
                                                                      ---------------------------------------    ------------
                                                                          Nine Months         Four Months         Five Months
                                                                             Ended               Ended               Ended
                                                                      September 30, 2004   September 30, 2003     May 31, 2003
                                                                      ------------------   ------------------     ------------
                                                                          (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................   $     (933)        $    4,880            $  1,351,557
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization......................................      94,888             36,686                  43,878
  Provision for doubtful accounts....................................       2,851                742                   3,211
  Non cash reorganization items......................................           -                  -              (1,424,231)
  Non cash interest charge...........................................       2,163                533                       -
  Loss on disposal of non rental equipment...........................       1,295                  -                      35
  (Gain) loss on disposal of rental equipment........................     (21,498)            (2,982)                  1,122
  Changes in operating assets and liabilities:
    Accounts receivable..............................................     (14,805)            (4,297)                 (4,771)
    Inventories......................................................      (1,378)            (1,379)                 (1,569)
    Prepaid expenses and other assets................................        (317)               (74)                  8,418
    Accounts payable.................................................      21,971             24,345                  10,557
    Accrued expenses and other liabilities...........................      14,319             (2,353)                 17,919
    Liabilities subject to compromise................................           -                  -                  (1,960)
    Income taxes payable.............................................         (65)               (28)                     (3)
                                                                       ----------         ----------           --------------
    Net cash provided by operating activities........................      98,491             56,073                   4,163
                                                                       ----------         ----------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment........................................    (150,432)           (88,146)                (15,793)
Purchases of property and equipment..................................     (11,940)            (5,486)                 (4,953)
Proceeds from sale of rental equipment...............................      48,574              7,751                   8,834
Proceeds from sale of non rental equipment...........................           -                  -                      12
                                                                       ----------         ----------           --------------
    Net cash used in investing activities............................    (113,798)           (85,881)                (11,900)
                                                                       ----------         ----------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility........................................           -                  -                  24,608
Proceeds from issuance of convertible notes..........................           -            110,569                       -
Proceeds from issuance of preferred and common stock, net
  of expenses........................................................           -             63,972                       -
Payment of debt issuance costs.......................................        (964)            (7,394)                      -
Repayments of debt subject to compromise.............................           -                  -                  (1,909)
Repayments of debt not subject to compromise.........................        (972)          (144,645)                 (8,449)
                                                                       ----------         ----------           --------------
    Net cash (used in) / provided by financing activities............      (1,936)            22,502                  14,250
                                                                       ----------         ----------           --------------
Net increase / (decrease) in cash and cash equivalents...............     (17,243)            (7,306)                  6,513
Cash and cash equivalents, beginning of period.......................      48,644             13,453                   6,940
                                                                       ----------         ----------           --------------
Cash and cash equivalents, end of period............................   $   31,401      $       6,147           $      13,453
                                                                       ==========         ==========           ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest............................................   $   12,027      $       2,639           $       1,740
                                                                       ==========         ==========           ==============
  Cash paid for income taxes........................................   $       30      $           9           $           3
                                                                       ==========         ==========           ==============
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Fixed assets acquired under financial
  obligations.......................................................   $    1,648      $      68,084           $      73,165
                                                                       ==========         ==========           ==============
  Issuance of restricted stock......................................   $      196      $          --           $          --
                                                                       ==========         ==========           ==============

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

September 30, 2004

(1) General

Reporting Entity

          NationsRent Companies, Inc. together with its subsidiaries (the “Successor Company”) is one of the largest full-service rental companies in the United States. The Company (as defined below) offers a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers. The Company also sells new and used equipment, parts, merchandise and supplies, and provides maintenance and repair services.

Reorganization Under Chapter 11

          On June 13, 2003 (the “Effective Date”), NationsRent, Inc., a Delaware corporation together with its subsidiaries (the “Predecessor Company”), emerged from proceedings under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the “Plan”). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Successor Company.

Basis of Presentation

          The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 located in the Successor Company’s Registration Statement on Form S-4 (Registration No. 333-114115) filed April 1, 2004, as amended, with the SEC. The results of operations for interim periods are not necessarily indicative of the results which may be reported for the year ending December 31, 2004.

          The unaudited interim condensed consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Comprehensive income (loss) was equal to net income (loss) for all periods presented.

          In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of Fresh-Start Reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” For accounting purposes, the effects of the consummation of the Plan as well as adjustments for Fresh-Start Reporting have been recorded in the Company’s unaudited condensed consolidated financial statements as of June 1, 2003. Therefore, as used in these financial statements, the term “Company” refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

          Between the date the Company filed for protection under the Bankruptcy Code on December 17, 2001 and its emergence from bankruptcy on the Effective Date, the Predecessor Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company’s consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis that assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. Pursuant to SOP 90-7, revenue and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the unaudited interim condensed consolidated statements of operations separately as reorganization items. Professional fees related to the reorganization were expensed as incurred and interest expense was reported only to the extent that it was to be paid or was an allowed claim. See “—Note 3— Reorganization Items, Net.”

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

          The Company depreciates rental equipment and non-rental property and equipment using the straight-line method over its estimated useful life, using an estimated salvage value of zero to ten percent of cost. The Company has determined that since the Effective Date it has over-depreciated certain of its non-rental assets, which resulted in an adjustment to reduce non-rental asset depreciation in the amount of $1,127,000 for the nine months period ending September 30, 2004.

Adjustments and Restatements

          The Company recorded the following during the third quarter of 2004:

•	a correction of $958,000 to the prior period write-down of capitalized betterment costs. The correction reduces repair and maintenance expense in the current period. Betterments are repair and maintenance expenditures that increase the capacity, efficiency, functionality, life, and/or safety of its equipment which reduced cost of equipment rentals which the Company recorded in the second quarter of 2004; and

•	cooperative advertising receivables related to the first and second quarters of 2004 were recorded in the third quarter, which resulted in a decrease in marketing expense included in selling, general and administrative expenses of approximately $659,000 in the current period.

          The Company has restated all prior periods in the accompanying condensed and consolidated statements of operations to correct the classification of delivery vehicle depreciation expense from operating expenses to cost of revenue. The Company corrected the classification of these expenses in order to include all delivery costs in cost of equipment rentals. This correction increased cost of equipment rentals and decreased non-rental equipment depreciation and amortization by $9,716,000 for the nine month period ending September 30, 2004, by $6,028,000 for the four month period ending September 30, 2003, and by $1,648,000 for the five month period ending May 31, 2003. This correction had the impact of decreasing gross profit but had no impact on operating income, net income, or cash flow.

Comparability of Financial Information

          The adoption of Fresh-Start Reporting at the Effective Date required the Company to revalue its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after the restructuring. The reorganization value of the entity was allocated to the assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As such, the Company’s assets and liabilities were recorded at their fair values and the excess of the specific tangible net assets over the reorganization value, or negative goodwill, was allocated to non-current, non-monetary assets on a pro-rata basis. A black line separates the financial data pertaining to the period after the adoption of Fresh-Start Reporting from the financial data pertaining to the period prior to the adoption of Fresh-Start Reporting to signify the difference in the basis of presentation of financial information for each respective entity.

(2) Debt

          Debt consists of the following (in thousands):

                                                                                        Successor Company
                                                                                   ----------------------------
                                                                                   September 30,  December 31,
                                                                                       2004           2003
                                                                                   -------------  -------------
             Senior secured notes payable, net of unamortized
              discount of $7,380 in 2004 and $8,275 in 2003,
              bearing interest at 9.5%, interest payable
              semi-annually and principal payable in October
              2010..............................................................   $   242,620    $   241,725
             Postpetition notes payable, bearing interest at
              prime, interest and principal payable in January
              2007..............................................................           364          1,350
             Convertible subordinated notes payable, bearing
              interest at 6.5%, interest payable quarterly and
              principal payable in June 2008....................................        45,211         45,211
             Capital lease obligations payable in monthly
              installments through April 2005...................................           951             --
                                                                                   -------------  -------------
                Total Debt .....................................................   $   289,146    $   288,286
                                                                                   =============  =============

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

Convertible Subordinated Notes Payable

          The Successor Company issued $45,211,000 aggregate principal amount of 6.5% subordinated convertible promissory notes, or the convertible subordinated notes, on the Effective Date in accordance with the terms of the Plan. The convertible subordinated notes have features that allow the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242.00 per share. The convertible subordinated notes are callable at any time at the Company’s option. Calls within the first two years are at 103.25% of par if in connection with a sale of the Company or other business combination, or otherwise at 106.5%. Calls after the first two years are at par. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the convertible subordinated notes until further notice in accordance with their terms. As of December, 31, 2003 and September 30, 2004, related parties owned of record approximately $22,309,000 of the convertible subordinated notes payable. Accrued interest on the notes held by related parties was $806,000 as of December 31, 2003 and $1,949,000 as of September 30, 2004 and is included in accrued expenses and other liabilities for the applicable dates. During the three months ended September 30, 2003 and September 30, 2004, interest expense for the notes held by related parties was approximately $366,000 and $390,000, respectively. For the four months of the Successor Company ended September 30, 2003 and the nine months ended September 30, 2004, interest expense for the notes held by related parties was approximately $433,000 and $1,143,000, respectively.

Capital Lease Obligations

          Capital lease obligations represent leases that meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States.

Credit Facility

          On the Effective Date, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) with Wachovia Bank as agent (the “Amended Credit Facility” or the “Working Capital Facility”) and repaid all amounts outstanding under the Credit Facility with the proceeds of the Offering. The Amended Credit Facility can be used to make capital expenditures, enter into standby letters of credit, or for working capital or other general corporate purposes. The Amended Credit Facility is scheduled to expire in June 2007. Under the terms of the Amended Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable and titled vehicles. Borrowings under the amended revolver bear interest at either the Wachovia Bank base rate plus a percentage ranging from 1.25% to 1.75%, or at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus a percentage ranging from 2.75% to 3.25%. Letters of credit bear interest at a rate ranging from 2.75% to 3.25%. There is an unused commitment fee of 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended Credit Facility is secured by a first priority perfected security interest in all of the Company’s tangible and intangible assets, except for its rental equipment, inventory and real estate.

          The Company’s Working Capital Facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, the Company must maintain a debt to cash flow ratio of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2004, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2005 through and including the fiscal quarter ending December 31, 2005, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. As of September 30, 2004, the Company had a debt to cash flow ratio of 2.14 to 1.00.

          As of September 30, 2004, there were no outstanding cash borrowings. The Company had $22,784,000 of outstanding letters of credit under the Amended Credit Facility.

(3) Reorganization Items, Net

          Expenses and income directly incurred as a result of the Predecessor Company’s Chapter 11 proceedings have been segregated from normal operations and are disclosed separately. The major components of such are as follows (in thousands):

                                                                                    Predecessor Company
                                                                                   ---------------------
                                                                                        Five Months
                                                                                           Ended
                                                                                       May 31, 2003
                                                                                   ---------------------

         Gain on extinguishment of debt and settlement of operating leases...      $       (930,884)
         Fresh start valuation adjustments...................................              (494,748)
         Professional fees...................................................                15,207
         Employee expenses...................................................                 7,212
         Facility closures...................................................                   114
         Interest income.....................................................                    (5)
         Other...............................................................                 1,983
                                                                                   ----------------
           Total reorganization items........................................      $     (1,401,121)
                                                                                   ================

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

(4) Change in Depreciation Estimate

          At the Effective Date, the Company changed the useful lives and salvage values for certain of its rental assets to reflect the new management’s change in fleet strategy and therefore to better allocate the cost of the rental assets over the time that such assets are in its rental fleet. This change in estimate resulted in an increase in rental equipment depreciation expense of approximately $15,278,000 for the three months ended September 30, 2004 and $31,091,000 for the nine months ended September 30, 2004.

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

          The Company did not issue shares of common stock under the Restricted Stock Plan during the third quarter of 2004. During the nine months ended September 30, 2004, the Company issued 2,732 shares of common stock valued at $71.59 per share to certain of its directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders’ equity in the unaudited condensed consolidated balance sheets. As of September 30, 2004, there were an aggregate of 128,349 shares of restricted stock outstanding under the Restricted Stock Plan. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting periods of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognized compensation expense for restricted stock of $3,418,000 during the first nine months of 2004. Additionally, the Company made “gross-up” payments in the amount of $157,000 related to the restricted shares issued during the first nine months of 2004. Compensation expense is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

                                                                                      Predecessor Company
                                                                                      --------------------
                                                                                          Five Months
                                                                                             Ended
                                                                                          May 31, 2003
                                                                                      --------------------
             Reported net income..................................................... $      1,351,557
             Pro forma stock based compensation expense, net of tax..................             (608)
                                                                                      -----------------
             Pro forma net income.................................................... $      1,350,949
                                                                                      =================
             Reported earnings per share............................................. $          23.56
                                                                                      =================
             Pro forma earnings per share............................................ $          23.55
                                                                                      =================

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

(8) Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the Predecessor Company (in thousands, except per share data):

                                                                                     Predecessor Company
                                                                                     --------------------
                                                                                         Five Months
                                                                                            Ended
                                                                                         May 31, 2003
                                                                                     --------------------
             Numerator:
               Net income - basic and diluted...................................     $      1,351,557
             Denominator:
               Weighted average shares - basic and diluted......................               57,364
                                                                                     -----------------
             Basic and diluted earnings per share..............................      $          23.56
                                                                                     =================

(9) Taxes

          The Company did not record a provision for income taxes in the three-month and nine-month periods ended September 30, 2004, three-month period ended September 30, 2003, four-month period ended September 30, 2003 or five-month period ended May 31, 2003. The tax provisions for the periods are significantly different than the provisions expected from applying the federal statutory rate to pre-tax income (or loss) primarily due to the valuation allowance established for the Company’s deferred tax assets.

          Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "more likely than not" criteria detailed in SFAS 109, "Accounting for Income Taxes."

          The Company continually evaluates whether our deferred tax assets will be realized, and records a valuation allowance when appropriate. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of the net operating loss carryforwards that make up our deferred tax assets before they expire.

          During the third quarter of 2004, the Company recorded an increase to other income to reflect that tax claims related to the period before bankruptcy were settled for $893,000 lower than was originally anticipated and accrued when the Company emerged from bankruptcy.

(10) Related-Party Transaction

          During the second quarter of 2004, the Company acquired approximately 250 units of rental equipment from Phantom Equipment Rental Corp., an entity affiliated with one of our co-chairmen, for approximately $6,100,000. As part of such acquisition, Phantom agreed to reimburse the Company for returning the acquired units to rent-ready condition and for the cost of an annual inspection on each unit. Phantom has reimbursed the Company approximately $75,000 for such costs incurred by the Company through September 2004.

(11) Subsequent Events

          On November 15, 2004, the Company filed a Form 12b-25 with the SEC stating that the Company could not complete its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 due to a delay in obtaining and compiling information required to be included in such report, which delay could not be eliminated by the Company without unreasonable effort and expense. Pursuant to the indenture governing the Company’s senior secured notes (described in Note 2), if the Company is required to file a Quarterly Report on Form 10-Q with the SEC the Company must file such report within the time period specified in the SEC’s rules and regulations and provide a copy of such report to the trustee. On November 16, 2004, the Company received a notice from the trustee that under the indenture, failure to observe or perform any covenant in the indenture could constitute an event of default if not remedied within 30 days of the date of the notice. In the case of an event of default, the entire principal amount of the senior secured notes plus interest accrued to such date would be accelerated by the trustee and become immediately due and payable by the Company. By filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 on November 22, 2004, the Company cured the default.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes. Upon emergence in June 2003 from bankruptcy proceedings under Chapter 11 (referred to herein as “Chapter 11”) of Title 11 of the United States Code, known as the Bankruptcy Code, we adopted the provisions of fresh-start reporting in the American Institute of Certified Public Accountants’ (referred to herein as “AICPA”) Statement Of Position (referred to herein as “SOP”) 90-7 that resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The allocation of the reorganization value of the Company to its assets in conformity with Statement of Financial Accounting Standards (referred to herein as “SFAS”) No. 141, “Business Combinations” materially changed the amounts previously recorded in our consolidated financial statements prior to emergence. As a result, there are certain items in such financial statements that are not comparable. As used in these financial statements, the term “Company” refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003).

Overview

          In June 2003 we emerged from bankruptcy with the long-term objective of becoming a premier competitor in the construction equipment industry in terms of safety, reputation and financial performance. In recent periods, we achieved growth in both rental and non-rental revenue. The growth was driven by an improved industry environment and Company initiatives, as discussed below. Non-rental revenue accounted for the majority of the overall revenue growth as higher volume and better pricing drove increases in new and used equipment sales. Higher sales volume was largely a result of re-emphasizing a full-service business model after emerging from bankruptcy. We believe rental revenue grew primarily as a result of better pricing despite the decrease in the average size of our rental fleet.

          We believe better pricing for sales and rentals is, in part, a function of industry and economic conditions. The primary drivers impacting pricing are nonresidential construction activity and the supply of equipment in the U.S. market relative to demand. Improving nonresidential construction during 2004 and the recent abatement of the over-supply of construction equipment in the U.S. market has led to a greater demand for our services which, in turn, has had a positive impact on the revenue we generate from rentals and equipment sales. In addition, our revenues were positively impacted by our increased penetration in other segments of the construction market through the ramping up of revenue at NationsRent at Lowe’s stores opened in 2002 and 2003.

          We believe there are currently a few significant trends affecting our markets. One trend is that as a result of the greater demand for new construction equipment, companies such as ours have faced an increase in the delivery times for both the equipment and the parts that we purchase from manufacturers. Projected delivery schedules affect us most when planning our equipment needs for the Spring/Summer period when demand for our equipment is greatest. If equipment and parts are not received as planned during our Spring/Summer period, it may result in a loss of expected rental and sales revenue. In addition, if the delivery times continue to lengthen, it is likely we will have to plan our equipment purchases for the 2005 Spring/Summer period earlier than we have in the past. Management believes, however, that our focus on reducing the number of our equipment suppliers will not only enable us to negotiate better pricing, but also may enable us to become a preferred customer with many of our vendors. We believe this status can help us obtain better-than-average delivery times in some cases.

          Another significant trend is that worldwide price increases for steel have led to an increase in our equipment costs from some manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases.

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

          Beginning in June 2003, we also established a solid liquidity profile. As of September 30, 2004, we had $31.4 million in cash and we had no cash borrowings under our working capital facility described below. As of September 30, 2004, we had $36.7 million of availability under our working capital facility after taking into account our borrowing base calculation and $22.8 million of outstanding letters of credit.

           We restated all prior periods to correct the classification of delivery vehicle depreciation expense from operating expenses to cost of revenue. We corrected the classification of these expenses in order to include all delivery costs in cost of equipment rentals. This correction increased cost of equipment rentals and decreased non-rental equipment depreciation and amortization by $9.7 million and $7.7 million for the nine month periods ending September 30, 2004 and 2003, respectively. This correction decreased gross profit but had no impact on operating income, net income, or cash flow.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

                                                         Three Months Ended
                                                            September 30,                Variance
                                                            (unaudited)           Favorable/(Unfavorable)
                                                         -------------------      -----------------------
                                                         2004          2003           $             %
                                                      -----------  ------------  ------------  -----------
                                                                   (as restated)
                                                              (dollars in thousands)

Revenue:
Equipment rentals................................    $    132,500    $  119,227   $   13,273          11.1%
Sales of equipment, merchandise, service, parts &
  supplies.......................................          33,343        16,199       17,144         105.8
                                                     ------------    ----------   ----------      ----------
Total revenue....................................         165,843       135,426       30,417          22.5
                                                     ------------    ----------   ----------      ----------

Cost of revenue:
Cost of equipment rentals........................          61,672        61,873          201           0.3
Rental equipment depreciation & lease expense....          30,451        27,146       (3,305)        (12.2)
Cost of sales of equipment, merchandise, service,
  parts & supplies...............................          19,977        10,778       (9,199)        (85.4)
                                                      ------------    ----------   ----------      ----------
Total cost of revenue............................         112,100        99,797      (12,303)        (12.3)
                                                     ------------    ----------   ----------      ----------

Gross profit:
Gross profit on equipment rentals including
  depreciation & lease expense...................          40,377        30,208       10,169          33.7
Gross profit on sales of equipment, merchandise,
  service, parts & supplies......................          13,366         5,421        7,945         146.6
                                                     ------------    ----------   ----------      ----------
Total gross profit ..............................          53,743        35,629       18,114          50.8
                                                     ------------    ----------   ----------      ----------

Operating expenses:
Selling, general & administrative expenses.......          27,687        23,933       (3,754)        (15.7)
Non-rental equipment depreciation & amortization.           1,436         2,198          762          34.7
                                                     ------------    ----------   ----------      ----------
Operating income.................................          24,620         9,498       15,122         159.2
                                                     ------------    ----------   ----------      ----------

Interest expense, net............................           7,649         3,885       (3,764)        (96.9)
Reversal of pre-petition tax liabilities.........            (893)                       893
Other, net.......................................            (103)         (175)         (72)         41.1
                                                     ------------    ----------   ----------      ----------
                                                            6,653         3,710       (2,943)        (79.3)
                                                     ------------    ----------   ----------      ----------

Net income.......................................      $   17,967    $    5,788   $   12,179         210.4%
                                                     ============    ==========   ==========      ==========

           Revenue. Revenue from equipment rentals was positively impacted for the three months ended September 30, 2004 by improved pricing as well as a $0.8 million increase in revenue at our NationsRent at Lowe's stores that opened in 2003.

          Utilization for the third quarter of 2004 was 54.8% compared to 50.1% in the same period in 2003. We believe that the better pricing as discussed above was the key factor in the increase. Utilization, measured as total rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as an approximate measure of financial return on the investment in our rental fleet. For equipment acquired new from a manufacturer, whether leased or owned, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is an estimate of the purchase price paid by the acquired company for such equipment where available and, if unavailable, first cost is the estimated fair value of such equipment.

          The primary drivers for the increase in sales of equipment, merchandise, service, parts and supplies were increases of $10.6 million, or 173.8%, in sales of used equipment and $5.3 million, or 109.0%, in sales of new equipment. The improving market conditions for equipment and a continued emphasis on selling equipment led to the increase in equipment sales during 2004.

          Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 25.3% in the third quarter of 2003 to 30.5% for the same period in 2004. Gross profit on equipment rentals was positively impacted:

•	by a $13.3 million increase in revenue;

•	the elimination of $1.9 million of lease expense related to operating leases that were bought out as part of the senior secured notes offering in October 2003; and

•	an adjustment of $0.9 million to correct its second quarter write-down of capitalizable costs that increase the capacity, efficiency, functionality, life, and/or safety of its equipment which reduced cost of equipment rentals.

           Gross profit on equipment rentals was negatively impacted by a $4.9 million net increase in depreciation expense that resulted from rental fleet additions when we bought out certain leases. Such net increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of the adoption of fresh-start reporting, as discussed above.

          Upon emergence from bankruptcy, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management’s change in fleet strategy and therefore better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets. The change in accounting estimates resulted in an increase of rental equipment depreciation expense of approximately $15.3 million for the three months ended September 30, 2004.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 33.5% in the third quarter of 2003 to 40.1% for the same period in 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by fresh-start reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the sale of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the third quarter of 2004, $9.2 million of our gross profit was attributable to sales of used equipment, of which $2.7 million was the result of implementing fresh-start reporting as follows:

•	Equipment which was originally assigned a fair value of $15.8 million upon emergence from bankruptcy was written down by $6.6 million to a value of $9.2 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $3.9 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

          During the third quarter of 2003, $2.8 million of our gross profit was attributable to sales of used equipment, of which $2.4 million was the result of fresh start reporting as follows:

•	Equipment which was originally assigned a fair value of $5.9 million upon emergence from bankruptcy was written down by $2.7 million to a value of $3.2 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $0.3 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

          Excluding the fresh-start adjustments, the normalized gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 18.6% in the third quarter of 2003 to 31.8% for the same period in 2004. The increase in the normalized margin is primarily related to the increase in the margin on sales of used equipment from 6.0% in 2003 to 38.6% in 2004. In the second half of 2003, following our emergence from bankruptcy, we sold older fleet at auctions at narrower margins. As market conditions improved during 2004, we continued our focus on equipment sales targeting more sales through retail channels at higher margins.

           Operating expenses. The increase in operating expenses was primarily due to:

•	$4.0 million of compensation expense and sales commissions expense related to additional employees to support the increase in revenue discussed above and an incentive compensation plan initiated by our new management team during 2004 in support of the key initiatives discussed in the subsection entitled “Overview”;

•	$0.8 million of auto allowance expense due to the inception of a car allowance program; and

•	$0.3 million of compensation expense for the three months ended September 30, 2004 related to the amortization of restricted stock awards made to the new management team.

          The increase in operating expenses was partially offset by a decreased provision for doubtful accounts and the recognition of cooperative advertising receivables in the third quarter of 2004. During the quarter, the Company experienced an improvement in the collection of its outstanding receivables. With the associated improvement in the aging, the Company evaluated the collectibility of its receivables and recognized $1.4 million less provision during 2004 than during the same period in 2003. During the quarter, the Company also recognized $1.0 million of cooperative advertising receivables from our equipment manufacturers as compared to none in the third quarter of 2003.

          Selling, general and administrative expenses as a percentage of total revenue were 16.7% and 17.7% for the three months ended September 30, 2004 and September 30, 2003, respectively.

          Other income and expense. The increase in interest expense was related primarily to the following two factors: (i) during the three months ended September 30, 2004, we recorded $6.4 million of interest expense and amortization of debt issuance costs related to the senior secured notes issued in October 2003 discussed below and (ii) during the three months ended September 30, 2004, we incurred $1.7 million lower interest expense due to the payoff of purchase money financing with proceeds from the senior secured notes.

          During the third quarter of 2004, tax claims related to the period before bankruptcy were settled for $0.9 million lower than was originally anticipated and accrued when the Company emerged from bankruptcy.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

                                                           Nine months Ended
                                                             September 30,                 Variance
                                                              (unaudited)           Favorable/(Unfavorable)
                                                           ------------------       -----------------------
                                                            2004         2003             $          %
                                                         ------------  ----------   ----------    --------
                                                                      (as restated)
                                                                 (dollars in thousands)

Revenue:
Equipment rentals...................................     $  342,047   $  311,914    $  30,133        9.7%
Sales of equipment, merchandise, service, parts &
  supplies..........................................         87,961       41,491       46,470      112.0
                                                         ----------   ----------    ---------     ------
Total revenue.......................................        430,008      353,405       76,603       21.7
                                                         ----------   ----------    ---------     ------

Cost of revenue:
Cost of equipment rentals...........................        182,014      185,427        3,413        1.8
Rental equipment depreciation & lease expense.......         87,290       94,281        6,991        7.4
Cost of sales of equipment, merchandise, service,
  parts & supplies..................................         53,992       32,889      (21,103)     (64.2)
                                                         ----------   ----------    ---------     ------
Total cost of revenue...............................        323,296      312,597      (10,699)      (3.4)
                                                         ----------   ----------    ---------     ------

Gross profit :
Gross profit  on equipment rentals including
  depreciation & lease expense......................         72,743       32,206       40,537      125.9
Gross profit on sales of equipment, merchandise,
  service, parts & supplies.........................         33,969        8,602       25,367      294.9
                                                         ----------   ----------    ---------     ------
Total gross profit .................................        106,712       40,808       65,904      161.5
                                                         ----------   ----------    ---------     ------

Operating expenses:
Selling, general & administrative expenses..........         81,592       69,207      (12,385)     (17.9)
Non-rental equipment depreciation & amortization....          4,219        8,378        4,159       49.6
                                                         ----------   ----------    ---------     ------
Operating  income (loss)............................         20,901      (36,777)      57,678
                                                         ----------   ----------    ---------     ------

Interest expense, net...............................         23,058        8,209      (14,849)    (180.9)
Reversal of pre-petition tax
  liabilities.........................................         (893)           -          893
Other, net..........................................           (331)        (302)          29        9.6
                                                         ----------   ----------    ---------     ------
                                                             21,834        7,907      (13,927)    (176.1)
                                                         ----------   ----------    ---------     ------

Loss before reorganization Items....................           (933)     (44,684)      43,751      (97.9)
Reorganization items, net...........................              -   (1,401,121)  (1,401,121)
                                                         ----------   ----------    ---------     ------
Net income (loss)...................................     $     (933) $ 1,356,437  $(1,357,370)    (100.1)
                                                         ----------   ----------    ---------     ------

           Revenue. Revenue from equipment rentals was positively impacted for the nine months ended September 30, 2004 by improved pricing as well as a $2.0 million increase in revenue at our NationsRent at Lowe's stores that opened in 2003.

          Utilization for the nine months ended September 30, 2004 was 48.2% compared to 43.5% in the nine months ended September 30, 2003. We believe that the better pricing as discussed above was the key factor in the increase.

          The primary drivers for the increase in sales of equipment, merchandise, service, parts and supplies were increases of $32.0 million, or 192.9%, in sales of used equipment and $10.5 million, or 93.4%, in sales of new equipment. Upon our emergence from bankruptcy in June 2003, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. This, coupled with the improving market conditions for used equipment, led to an emphasis on used equipment sales beginning in July 2003. The remaining increase was driven by the new management team’s focus on sales of new equipment and related merchandise.

          Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 10.3% in the nine months ended September 30, 2003 to 21.3% in the nine months ended September 30, 2004. Gross profit on equipment rentals was positively impacted by:

•	a $30.1 million increase in revenue; and

•	the elimination of $29.0 million of lease expense related to operating leases that were eliminated when we rejected or bought out the leases as part of the plan and subsequent recapitalization of the Company in June 2003 and with the proceeds from the senior secured notes.

           Gross profit on equipment rentals was negatively impacted by:

•	a $15.1 million net increase in depreciation expense that resulted from rental fleet additions when we bought out certain leases and from a change in our depreciation estimates, as discussed below. Such increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of our adoption of fresh-start reporting, as discussed above; and

•	a $4.9 million increase in repair and maintenance expense primarily related to the increase in rental revenue discussed above and an increase in the average age of our rental fleet from approximately 45.9 months in 2003 to approximately 48.4 months in 2004.

          Upon emergence from bankruptcy, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management’s change in fleet strategy and therefore better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets. The change in accounting estimates resulted in an increase of rental equipment depreciation expense of approximately $31.1 million for the nine months ended September 30, 2004.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 20.7% in the nine months ended September 30, 2003 to 38.6% for the nine months ended September 30, 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by fresh-start reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the sale of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the nine months ended September 30, 2004, $23.8 million of our gross profit was attributable to sale of used equipment, of which $11.6 million was the result of implementing fresh-start reporting as follows:

•	Equipment which was originally assigned a fair value of $50.2 million upon emergence from bankruptcy was written down by $21.4 million to a value of $28.8 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $9.8 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

          During the nine months ended September 30, 2003, $2.6 million of our gross profit was attributable to sales of used equipment, of which $2.9 million was the result of fresh start reporting as follows:

•	Equipment which was originally assigned a fair value of $6.9 million upon emergence from bankruptcy was written down by $3.2 million to a value of $3.7 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $0.3 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

          Excluding the fresh-start adjustments, the normalized gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 13.9% during the first nine months of 2003 to 25.4% for the same period in 2004. The increase in the normalized margin is primarily related to the increase in the margin on sales of used equipment from a loss in 2003 to 25.1% in 2004. We sold used equipment at a loss during the first nine months of 2003. As market conditions improved during 2004, we continued our focus on equipment sales targeting more sales through retail channels at higher margins.

           Operating expenses. The increase in operating expenses was primarily due to:

•	$8.3 million of compensation expense and sales commissions expense related to the increase in revenue discussed above and an incentive compensation plan put in place by our new management team during 2004 in support of the key initiatives discussed in the overview above;

•	$3.4 million of compensation expense for the nine months ended September 30, 2004 related to the amortization of restricted stock awards made to the new management team; and

•	$1.8 million of auto allowance expense due to the inception of a car allowance program.

          The increase in operating expenses was partially offset by a decreased provision for doubtful accounts in 2004. During the period, the Company experienced an improvement in the collection of its outstanding receivables. With the associated improvement in the aging, the Company evaluated the collectibility of its receivables and recognized $3.5 million less provision during 2004 than during the same period in 2003. In addition, the increase in operating expenses was also partially offset by an adjustment to reduce non-rental equipment depreciation in the amount of $1.6 million for the nine months ended September 30, 2004 relating to certain non-rental assets that were over-depreciated since the effective date.

          Selling, general and administrative expenses as a percentage of total revenue were 19.0% and 19.6 % for the nine months ended September 30, 2004 and September 30, 2003, respectively.

          Other income and expense. The increase in interest expense was related primarily to the following two factors: (i) during the nine months ended September 30, 2003, in accordance with SOP 90-7, we recognized interest expense only to the extent that it was to be paid, and (ii) during the nine months ended September 30, 2004, we recorded $18.9 million of interest expense and amortization of debt issuance costs related to the senior secured notes issued in October 2003 discussed below.

           During the third quarter of 2004, tax claims related to the period before bankruptcy were settled for $0.9 million lower than was originally anticipated and accrued when the Company emerged from bankruptcy.

          Reorganization items, net. For 2003, this item is primarily related to gains on debt and operating lease settlements through the bankruptcy process which was partially offset by professional fees paid to bankruptcy professionals.

Liquidity and Capital Resources

Cash Flows

          In our condensed consolidated statements of cash flows included elsewhere herein, cash flows from operating activities do not include purchases of rental equipment and the proceeds from the sale of rental equipment, which are included in cash flows from investing activities. When evaluating our cash flow it is important to consider cash flows from the purchase and sale of our equipment rental fleet in conjunction with operating cash flow. Purchasing and selling rental fleet to manage fleet mix and fleet age is an integral part of our business and failure to consider cash flows from these activities would not accurately reflect the cash needs of our business.

Cash Flow for 2004

          Nine months ended September 30, 2004. The net cash provided by our operations was $98.5 million for the nine months ended September 30, 2004. The increase over the comparable period in 2003 was primarily due to the elimination of lease payments on our rental fleet and delivery vehicles and a positive change in our working capital needs. Net cash used in investing activities was $113.8 million for the nine months ended September 30, 2004, primarily reflecting $150.4 million of rental equipment/fleet purchases and $11.9 million for purchases of and improvements to property and equipment, partially offset by $48.6 million of proceeds from the sale of rental equipment. Cash used by financing activities during the nine months ended September 30, 2004 of $1.9 million was due to repayments of debt and payment of debt issuance costs.

Cash Flow for 2003

          Four months ended September 30, 2003. The net cash provided by our operations was $56.1 million for the four months ended September 30, 2003. Net cash used in investing activities was $85.9 million for the four months ended September 30, 2003, primarily reflecting $88.1 million of rental fleet purchases and $5.5 million for purchases of and improvements to property and equipment, partially offset by $7.8 million of proceeds from the sale of rental equipment. Cash provided by financing activities during the four months ended September 30, 2003 was $22.5 million and was primarily a result of $110.6 million of proceeds from the issuance of convertible notes, and $64.0 million of proceeds from the issuance of preferred and common stock, partially offset by $144.6 million of repayments of debt and the payment of $7.4 million of debt issuance costs.

          Five Months ended May 31, 2003. The net cash provided by our operations was $4.2 million for the five months ended May 31, 2003. Net cash used in investing activities was $11.9 million for the five months ended May 31, 2003, primarily reflecting $15.8 million of rental fleet purchases and $5.0 million for purchases of and improvements to property and equipment, partially offset by $8.8 million of proceeds from the sale of rental equipment. Cash provided by financing activities during the five months ended May 31, 2003 was $14.3 million and was primarily a result of $24.6 million of proceeds from our debtor-in-possession financing facility, partially offset by $10.4 million of repayments of debt.

Adequacy of Capital Resources

          Our sources of cash for the next twelve months are expected to be cash generated by operations, including proceeds from the sale of used equipment, access to our working capital facility described below and other equipment financing agreements.

          Our uses of cash for the next twelve months are primarily related to the purchase of rental fleet and other capital expenditures, repair and maintenance expenditures, store expenditures, payroll related, working capital and debt service. We estimate that equipment expenditures over the next twelve months will range between $80.0 million and $100.0 million, net of proceeds from sales of used equipment. We estimate that expenditures for non-rental assets for the next twelve months will range between $15.0 million and $25.0 million, net of proceeds from sales of such assets. We expect that non-rental expenditures over the next twelve months will be primarily related to store improvements, information systems and transportation equipment for our rental fleet. We believe that our new key initiatives will not require significant investment. We believe that our existing infrastructure of stores, service bays and personnel is largely sufficient to support sales of new and used equipment and service. We do expect to make an investment in a new point-of-sale system to support our key initiatives which is included in the non-rental expenditure estimate above. In addition, we may explore new store openings and acquisitions that arise at favorable pricing. If any such activities are significant, we may be required to raise additional capital through additional debt or equity financing.

          We believe that we can fund our business activities for the next twelve months with a combination of cash on hand, cash generated by operations, including proceeds from the sale of used equipment, our working capital facility described below, under which we had $36.7 million of availability as of September 30, 2004 and other equipment financing arrangements.

Debt and Other Obligations

          Senior Secured Notes. On October 23, 2003, we completed a private offering of $250.0 million in aggregate principal amount of 9½% senior secured notes due October 15, 2010 (the “Original Notes”). The Original Notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future restricted subsidiaries. On April 1, 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the “Registration Statement”), with the Securities and Exchange Commission (the “SEC”) with respect to the 9½% senior secured notes (the “New Notes”, and together with the Original Notes, the “Notes”) that have substantially identical terms as the Original Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Notes were able to exchange Original Notes for the New Notes. The New Notes evidence the same debt as the Original Notes, are entitled to the benefits of the indenture governing the Original Notes and will be treated under the indenture as a single class with the Original Notes. In September 2004 we completed the exchange offer with 100% of the Original Notes being exchanged for New Notes.

          The Notes and the guarantees are secured by a first priority lien on substantially all of our and our subsidiaries’ rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. We are required to maintain a Collateral Value Coverage Ratio of at least 2.0 to 1.0. As of the latest collateral certificate dated June 14, 2004, our Collateral Value Coverage Ratio was 2.46 to 1.00.

          Beginning on April 15, 2004, we pay interest on the notes semi-annually in cash, in arrears, on October 15 and April 15 at an annual interest rate of 9½%.

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

          Working Capital Facility. Concurrently with the closing of the Original Notes offering, we entered into an amended and restated working capital facility with Wachovia Bank, National Association and other lenders. Under the terms of our working capital facility, revolving advances are available up to $75.0 million (with a $30.0 million sub-limit for letters of credit), subject to a borrowing base test. As of September 30, 2004, we had no borrowings and based on our borrowing base, and after taking into account $22.8 million of outstanding letters of credit, we had $36.7 million of availability under the working capital facility. Our working capital facility has an initial term of approximately 3½ years and is secured by a first priority perfected security interest in all of our and our subsidiaries’ existing and after-acquired tangible and intangible assets, except for our rental equipment, inventory and real estate, and secured by a first priority pledge of the capital stock of our subsidiaries. Interest accrues on borrowings under the working capital facility, at floating rates equivalent to either the prime rate of interest plus a percentage ranging from 1.25% to 1.75%, or at LIBOR plus a percentage ranging from 2.75% to 3.25%.

          Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, we must maintain a debt to cash flow ratio of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2004, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2005 through and including the fiscal quarter ending December 31, 2005, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. As of September 30, 2004, we had a debt-to-cash flow ratio of 2.14 to 1.00.

          Our working capital facility also defines certain customary events of default, including the occurrence of any event of default under the senior secured notes described above.

Application for Exemption under the Trust Indenture Act

          We submitted an application to the SEC requesting an order under section 304(d) of the Trust Indenture Act exempting us from the requirement under section 314(d)(1) of the Trust Indenture Act to furnish certificates of fair value in connection with sales of specified collateral in the ordinary course of our business in accordance with the indenture and providing that such sales are not to be included in determining whether releases of collateral require that the certificate of fair value must be provided by an independent expert. We applied for this exemption primarily because we sell rental equipment, which is the collateral for the Notes, on a daily basis. Due to the frequency of these dispositions, the prohibitively high cost, delay and distraction of constantly obtaining certificates or opinions would create an overwhelming administrative burden and interrupt the smooth operation of our stores. In September 2004, the SEC issued an order granting us the requested exemption.

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

Factors That May Affect Future Results

          Certain statements and information in this report may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we “believe,” “expect,” “anticipate” or “plan” that an event will occur, and other similar statements), you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will occur or will continue. The forward-looking information contained in this report is generally located in this section, but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon our current plans and beliefs or estimates of future results or trends. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this report and in the Company's Registration Statement. Such factors include, among others:

•	As a result of our adoption of fresh-start reporting, your ability to compare our future financial statements with prior periods may be limited.

•	Our substantial level of indebtedness could prevent us from fulfilling our debt obligations and may have a negative effect on the market value of our senior secured notes.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	Operating losses may decrease our future cash flow which would limit our ability to reinvest in our business and obtain financing, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be negatively impacted.

•	Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and negatively affect our cash flows and profitability.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Because all of our existing leases for our NationsRent at Lowe’s locations expire on the same date, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at substantially the same time.

•	Cost associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

          The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our working capital facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At September 30, 2004, we did not have any variable rate debt outstanding.

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

          In the third quarter of 2004, we reviewed our internal control over financial reporting and have determined that we had a material weakness over financial reporting relating to our interim closing procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected within a timely period by employees in the normal course of performing their assigned functions. The failure of quarterly review controls relating to the financial statement close process allowed for significant deficiencies to occur that, when assessed in the aggregate, constituted a material weakness. The significant deficiencies identified include but are not limited to:

•	the failure in quarterly controls to properly accrue for advertising cooperation receivables from our manufacturers;

•	the failure in quarterly controls to properly calculate a write-down related to capitalized repair and maintenance costs that increase the capacity, efficiency, functionality, life, and/or safety of our equipment;

•	the failure in quarterly controls to assess whether the Company’s obsolescence inventory reserve is appropriate and supported in the interim financial periods; and

•	the failure in controls to properly classify delivery vehicle depreciation expense as part of the Company's other delivery expenses included as a cost of equipment rentals as opposed to non-rental equipment depreciation expense in accordance with accounting principles generally accepted in the United States.

           Any material impact of these significant deficiencies on our financial statements is described in more detail in the footnotes to our financial statements, which are included elsewhere in this report.

          We changed our internal control over financial reporting by requiring additional review relating to the items noted above and for other transactions relating to non-routine, judgmental and estimation processes. Further, we will be dedicating additional personnel with the appropriate level of financial expertise to improve the review of the financial statement close process.

          Other than correcting the material weaknesses identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

          (a) Exhibits:

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnitees signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden**
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

           * Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

           ** Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 18, 2004 providing supplemental information regarding the Company’s interim financial statements for the periods ended June 30, 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Dated: November 22, 2004	By: /s/ Thomas J. Putman Name: Thomas J. Putman Title: President, Chief Executive Officer and Director

Dated: November 22, 2004	By: /s/ Thomas J. Hoyer Name: Thomas J. Hoyer Title: Executive Vice President and Chief Financial Officer

Dated: November 22, 2004	By: /s/ Gary N. Golden Name: Gary N. Golden Title: Vice President and Controller

Exhibits Index

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnitees signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden**
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

           * Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

           ** Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.