Form 10-Q/A
period 2004-06-30
NATIONSRENT COMPANIES INC
filed 2005-03-31
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes | | No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes | | No |X|

As of July 31, 2004 there were 1,669,028 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

Explanatory Note

We are filing this Quarterly Report on Form 10-Q/A as an amendment to our Form 10-Q, originally filed with the Securities and Exchange Commission ("SEC") on August 16, 2004, for the purpose of giving effect to the restatement of our unaudited condensed consolidated financial statements and the notes thereto for the three and six months ended June 30, 2004, the one month ended June 30, 2003, and the two and five months ended May 31, 2003. The financial statements have been restated in order to correct the classification of vehicle depreciation expense from operating expenses to cost of revenue.

This restatement also gives effect to the correction of certain out of period errors previously disclosed. The Company corrected these out of period errors in order to properly reflect such amounts in the appropriate periods. These out of period errors included adjustments for capitalized betterments, cooperative advertising receivables and depreciation.

This restatement also gives effect to the correction to lease expense from straight-lining lease expense over the initial terms of the lease plus any option renewal periods. This conforms the periods used for lease expense to the periods used for amortizing leasehold improvements.

For additional information regarding the restatement including the impact of these corrections on the Company’s financial statements, refer to Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

This Form 10-Q/A amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. This Form 10-Q/A does not necessarily reflect all events occurring after the filing of the original Form 10-Q or otherwise modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the original Form 10-Q.

NATIONSRENT COMPANIES, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets for the Successor Company as of June 30, 2004 (unaudited and restated) and December 31, 2003 (restated)	1

Unaudited Condensed Consolidated Statements of Operations for the Successor Company for the Three Months Ended June 30, 2004 (restated) and One Month Ended June 30, 2003 (restated) and for the Predecessor Company for the Two Months Ended May 31, 2003 (restated)	2

Condensed Consolidated Statements of Operations for the Successor Company for the Six Months Ended June 30, 2004 (unaudited and restated) and One Month Ended June 30, 2003 (unaudited and restated) and for the Predecessor Company for the Five Months Ended May 31, 2003 (restated)	3

Condensed Consolidated Statements of Cash Flows for the Successor Company for the Six Months Ended June 30, 2004 (unaudited and restated) and One Month Ended June 30, 2003 (unaudited and restated) and for the Predecessor Company for the Five Months Ended May 31, 2003 (restated)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3: Quantitative and Qualitative Disclosures About Market Risk	32

Item 4: Controls and Procedures	32

PART II - OTHER INFORMATION	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 6. Exhibits and Reports on Form 8-K	35

Signatures	39

Certifications	43

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                                         Successor Company
                                                                               ---------------------------------------
                                                                                 June 30, 2004      December 31, 2003
                                                                               ------------------   -----------------
                                                                                 (restated - see      (restated - see
                                                                                     Note 1)              Note 1)
                                                                                  (unaudited)

ASSETS
Cash and cash equivalents..................................................    $       41,512       $       48,644
Accounts receivable, net...................................................            70,696               72,926
Inventories................................................................            20,819               21,802
Prepaid expenses and other assets..........................................            12,507               11,605
Debt issuance costs, net...................................................             6,381                7,155
Rental equipment, net......................................................           364,794              347,076
Property and equipment, net................................................            60,442               62,076
Intangible assets, net.....................................................             8,371                8,479
                                                                               ------------------   ------------------
       Total Assets........................................................    $      585,522       $      579,763
                                                                               ==================   ==================
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable...........................................................    $       69,176       $       56,319
Accrued compensation and related taxes.....................................            11,209                9,297
Accrued insurance claims...................................................            16,484               14,500
Accrued expenses and other liabilities.....................................            32,555               29,174
Debt (Note 2)..............................................................           289,941              288,286
Income taxes payable.......................................................               473                  504
                                                                               ------------------   ------------------
       Total Liabilities...................................................           419,838              398,080
                                                                               ------------------   ------------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock--$0.01 par value, 1,000,000
    shares authorized; Series A, $72,002
    liquidation preference, 72,002 shares issued
    and outstanding at each of June 30, 2004 and
    December 31, 2003......................................................                 1                    1
  Common stock--$0.01 par value, 3,000,000 shares
    authorized, 1,669,028 and 1,666,296 shares issued
    and outstanding at June 30, 2004 and December 31,
    2003, respectively.....................................................                17                   17
  Additional paid-in capital...............................................           200,920              200,724
  Deferred stock compensation..............................................            (1,675)              (4,560)
  Accumulated deficit......................................................           (33,579)             (14,499)
                                                                               ------------------   ------------------
    Total Stockholders' Equity ............................................           165,684              181,683
                                                                               ------------------   ------------------
    Total Liabilities and Stockholders' Equity.............................    $      585,522       $      579,763
                                                                               ==================   ==================

 The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

                                                                                     Successor                    Predecessor
                                                                                      Company                       Company
                                                                      ---------------------------------------  ------------------
                                                                         Three Months          One Month           Two Months
                                                                           Ended                 Ended                Ended
                                                                        June 30, 2004        June 30, 2003        May 31, 2003
                                                                       ---------------     -----------------   ------------------
                                                                       (restated - see     (restated - see     (restated - see
                                                                           Note 1)             Note 1)              Note 1)
  Revenue:
      Equipment rentals..........................................     $        116,465      $        37,120      $       70,567
      Sales of equipment, merchandise, service,
        parts and supplies.......................................               27,677                4,806              12,931
                                                                      ------------------    -----------------    -----------------
          Total revenue..........................................              144,142               41,926              83,498
                                                                      ------------------    -----------------    -----------------
  Cost of revenue
      Cost of equipment rentals..................................               60,483               20,270              46,853
      Rental equipment depreciation and lease expense,
        and vehicle depreciation.................................               27,782                9,324              22,878
      Cost of sales of equipment, merchandise, service, parts and
        supplies.................................................               16,786                3,358              13,138
                                                                      ------------------    -----------------    -----------------
          Total cost of revenue..................................              105,051               32,952              82,869
                                                                      ------------------    -----------------    -----------------

  Gross profit...................................................               39,091                8,974                 629
  Operating expenses:
      Selling, general and administrative expenses...............               28,534                8,106              16,248
      Non-rental equipment depreciation and amortization.........                1,675                  577               2,572
                                                                      ------------------    -----------------    -----------------
      Operating income (loss)....................................                8,882                  291             (18,191)
                                                                      ------------------    -----------------    -----------------
  Other (income) expense:
      Interest expense...........................................                7,771                1,160               1,680
      Other, net.................................................                  (96)                 (37)                (34)
                                                                      ------------------    -----------------    -----------------
          Total other (income) expense...........................                7,675                1,123               1,646
                                                                      ------------------    -----------------    -----------------
  Income (loss) before reorganization items......................                1,207                 (832)            (19,837)

  Reorganization items, net......................................                    -                    -          (1,393,861)
                                                                      ------------------    -----------------    -----------------
  Net income (loss)..............................................     $          1,207      $          (832)     $    1,374,024
                                                                      ==================    =================    =================
  Net income per share:
    Basic........................................................                                                $        23.95
                                                                                                                 =================
    Diluted......................................................                                                $        23.95
                                                                                                                 =================
  Weighted average common shares outstanding:
    Basic........................................................
                                                                                                                         57,364
                                                                                                                 =================
    Diluted......................................................                                                        57,364
                                                                                                                 =================

 The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                                                                     Successor                    Predecessor
                                                                                      Company                       Company
                                                                      ---------------------------------------  ------------------
                                                                          Six Months          One Month            Five Months
                                                                            Ended               Ended                Ended
                                                                        June 30, 2004        June 30, 2003        May 31, 2003
                                                                       ---------------     -----------------   ------------------
                                                                       (restated - see     (restated - see     (restated - see
                                                                           Note 1)             Note 1)              Note 1)
                                                                         (unaudited)         (unaudited)
  Revenue:
      Equipment rentals..........................................     $        209,547      $        37,120      $      155,567
      Sales of equipment, merchandise, service,
        parts and supplies.......................................               54,618                4,806              20,499
                                                                      ------------------    -----------------    -----------------
          Total revenue..........................................              264,165               41,926             176,066
                                                                      ------------------    -----------------    -----------------
 Cost of revenue:
      Cost of equipment rentals..................................              120,067               20,270             103,367
    Rental equipment depreciation and lease expense,
      and vehicle depreciation...................................               56,634                9,324              57,801
    Cost of sales of equipment, merchandise, service,
      parts and supplies.........................................               34,295                3,358              18,764
                                                                      ------------------    -----------------    -----------------
        Total cost of revenue....................................              210,996               32,952             179,932
                                                                      ------------------    -----------------    -----------------
Gross profit (loss)..............................................               53,169                8,974              (3,866)
Operating expenses:
    Selling, general and administrative expenses.................               53,232                8,106              37,173
    Non-rental equipment depreciation and amortization...........                3,836                  577               5,451
                                                                      ------------------    -----------------    -----------------
    Operating income (loss)......................................               (3,899)                 291             (46,490)
Other (income) expense:                                               ------------------    -----------------    -----------------
    Interest expense.........................................                   15,409                1,160               3,164
    Other, net...............................................                     (228)                 (37)                (90)
                                                                      ------------------    -----------------    -----------------
        Total other (income) expense.........................                   15,181                1,123               3,074
                                                                      ------------------    -----------------    -----------------
Loss before reorganization items.............................                  (19,080)                (832)            (49,564)
Reorganization items, net....................................                        -                    -          (1,401,121)
                                                                      ------------------    -----------------    -----------------
Net income (loss)............................................         $        (19,080)     $          (832)     $    1,351,557
                                                                      ==================    =================    =================
Net income per share:
  Basic......................................................                                                    $        23.56
                                                                                                                 =================
  Diluted....................................................                                                    $        23.56
                                                                                                                 =================
Weighted average common
shares outstanding:
  Basic......................................................                                                            57,364
                                                                                                                 =================
  Diluted....................................................                                                            57,364
                                                                                                                 =================

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                     Successor                    Predecessor
                                                                                      Company                       Company
                                                                      ---------------------------------------  ------------------
                                                                          Six Months          One Month            Five Months
                                                                            Ended               Ended                Ended
                                                                        June 30, 2004        June 30, 2003        May 31, 2003
                                                                       ---------------     -----------------   ------------------
                                                                       (restated - see     (restated - see     (restated - see
                                                                           Note 1)             Note 1)              Note 1)
                                                                         (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)...............................................        $     (19,080)        $       (832)     $    1,351,557
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.................................               63,551                8,770              43,886
  Provision for doubtful accounts................................               1,913                  742               3,211
  Non-cash reorganization items..................................                   -                    -          (1,424,231)
  Non-cash interest charge.......................................               1,424                    -                   -
  Loss on disposal of non-rental equipment.......................                 460                    -                  35
  (Gain) loss on disposal of rental equipment....................             (14,032)                (633)              1,093
  Changes in operating assets and liabilities:
    Accounts receivable..........................................                 317                 (418)             (4,771)
    Inventories..................................................                 983                  749              (1,569)
    Prepaid expenses and other assets............................                (627)                (666)              8,418
    Accounts payable.............................................              12,857                 (644)             10,557
    Accrued expenses and other liabilities.......................               7,277               (6,553)             17,919
    Liabilities subject to compromise............................                   -                    -              (1,960)
    Income taxes payable.........................................                 (31)                   -                  (3)
                                                                        ----------------      ---------------   ------------------
    Net cash provided by operating activities....................              55,012                  515               4,142
                                                                        ----------------      ---------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment....................................             (85,800)             (40,725)            (15,793)
Purchases of property and equipment..............................              (8,462)              (2,328)             (4,953)
Proceeds from disposal of rental equipment and vehicles..........              32,601                1,674               8,855
Proceeds from disposal of non-rental equipment...................                   -                    -                  12
                                                                        ----------------      ---------------   ------------------
  Net cash used in investing activities..........................             (61,661)             (41,379)            (11,879)
                                                                        ----------------      ---------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility....................................                   -                    -              24,608
Proceeds from issuance of convertible notes......................                   -               15,557                   -
Proceeds from issuance of preferred and common stock, net of
  expenses.......................................................                   -               63,972                   -
Payment of debt issuance costs...................................                 (56)              (7,119)                  -
Repayments of debt subject to compromise.........................                   -                    -              (1,909)
Repayments of debt not subject to compromise.....................                (427)             (36,860)             (8,449)
                                                                        ----------------      ---------------   ------------------
  Net cash (used in)/provided by financing activities............                (483)              35,550              14,250
                                                                        ----------------      ---------------   ------------------
Net increase/(decrease) in cash and cash equivalents.............              (7,132)              (5,314)              6,513
Cash and cash equivalents, beginning of period...................              48,644               13,453               6,940
                                                                        ----------------      ---------------   ------------------
Cash and cash equivalents, end of period.........................       $      41,512         $      8,139         $    13,453
                                                                        ================      ===============   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest.........................................       $      11,230         $        518          $    1,740
                                                                        ================      ===============   ==================
  Cash paid for income taxes.....................................       $          30         $          -          $        3
                                                                        ================      ===============   ==================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Fixed assets acquired under financial  obligations.............       $       1,488         $     68,429          $   73,165
                                                                        ================      ===============   ==================
  Issuance of restricted stock...................................       $         196         $          -          $        -
                                                                        ================      ===============   ==================

         The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.	General

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

Reorganization Under Chapter 11

           On June 13, 2003 (the "Effective Date"), NationsRent, Inc., a Delaware corporation together with its subsidiaries (the "Predecessor Company"), emerged from proceedings under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the "Plan"). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Successor Company.

Basis of Presentation

           The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2003, as restated. The results of operations for interim periods are not necessarily indicative of the results which may be reported for the year ending December 31, 2004.

           The unaudited interim condensed consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Comprehensive income (loss) was equal to net income (loss) for all periods presented.

           In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of fresh-start reporting ("Fresh-Start Reporting") in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan as well as adjustments for Fresh-Start Reporting have been recorded in the Company’s unaudited condensed consolidated financial statements as of June 1, 2003. Therefore, as used in these financial statements, the term "Company" refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

           Between the date the Company filed for protection under the Bankruptcy Code on December 17, 2001 and its emergence from bankruptcy on the Effective Date, the Predecessor Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company’s consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis that assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. Pursuant to SOP 90-7, revenue and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the unaudited interim condensed consolidated statements of operations separately as reorganization items. Professional fees related to the reorganization were expensed as incurred and interest expense was reported only to the extent that it was to be paid or was an allowed claim. See "—Note 3— Reorganization Items, Net."

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

Restatements

           The Company has restated all periods in the accompanying unaudited condensed consolidated statements of operations to correct the classification of vehicle depreciation expense from operating expenses to cost of revenue. The Company corrected the classification of these expenses in order to include all delivery costs in cost of revenue.

           The Company has corrected the classification of revenue and cost associated with the disposal of its vehicles for all periods. Previously, in connection with the disposal of vehicles, the Company recorded the gross proceeds in "sales of equipment, merchandise, service, parts and supplies," and the cost in "cost of sales of equipment, merchandise, service, parts and supplies." The Company now records the net gain or loss, defined as gross proceeds less net book value, as part of "rental equipment depreciation and lease expense, and vehicle depreciation." The Company considers the gain or loss on vehicles sold as an adjustment to vehicle depreciation.

           The Company has restated all periods in the accompanying condensed consolidated financial statements to correct certain out of period errors previously disclosed. The Company corrected these out of period errors in order to properly reflect such amounts in the appropriate periods. These out of period errors included adjustments for capitalized betterments, cooperative advertising receivables and depreciation.

           The Company has restated all periods after the Effective Date to conform the periods used to calculate straight-line lease expense to the periods used for the amortization of leasehold improvements. The Company determined the impact on the periods prior to the Effective Date to be immaterial. Historically, the Company calculated straight-line lease expense over the initial term of a lease while amortizing leasehold improvements over the lesser of the estimated useful life or a period that included the initial minimum lease term and any option renewal periods. The Company has now conformed the periods used to calculate straight-line lease expense to the periods used for the amortization of leasehold improvements.

           The following tables summarize the impact of the corrections of the errors discussed above on previously reported financial information (in thousands):

                                                        As of and for the Six Months Ended June 30, 2004
                                                     ------------------------------------------------------
                                                      As Previously
                                                        Reported           Corrections         As Restated
                                                     ------------------  ----------------  ----------------
 Balance Sheet:

   Prepaid expenses and other assets                    $  11,847     $    660   (a)          $       12,507
   Rental equipment, net............................      363,836          958   (b)                 364,794
     Total Assets..................................       583,904        1,618                       585,522

   Accrued compensation and related taxes...........       11,191           18   (c)(d)               11,209
   Accrued expenses and other liabilities...........       31,290        1,265   (e)                  32,555
    Total Liabilities...............................      418,555        1,283                       419,838

   Accumulated deficit.............................       (33,914)         335   (f)                 (33,579)
     Total Stockholders' Equity....................       165,349          335                       165,684
     Total Liabilities and Stockholders' Equity....       583,904        1,618                       585,522

 Statement of Operations:

   Sales of equipment, merchandise, service, parts
     and supplies...................................       55,300         (682)  (g)                  54,618
     Total revenue..................................      264,847         (682)                      264,165

   Cost of equipment rentals........................      120,342         (275)  (b)(c)(h)           120,067
   Rental equipment depreciation and lease expense,
    and vehicle depreciation........................       49,370        7,264   (g)(i)(j)            56,634
   Cost of sales of equipment, merchandise, service,
    parts and supplies..............................       34,697         (402)  (g)                  34,295
    Total cost of revenue...........................      204,409        6,587   (k)                 210,996

   Gross profit (loss)..............................       60,438       (7,269)  (l)                  53,169

   Selling, general and administrative expenses.....       53,905         (673)  (a)(d)(m)            53,232
   Non-rental equipment depreciation and
     amortization...................................       10,252       (6,416)  (i)(n)                3,836

   Operating income (loss)..........................       (3,719)        (180)  (o)                  (3,899)
   Loss before reorganization items.................      (18,900)        (180)  (o)                 (19,080)
   Net income (loss)................................      (18,900)        (180)  (o)                 (19,080)

 Statement of Cash Flows:

   Net income (loss)................................      (18,900)        (180)  (o)                 (19,080)
   Depreciation and amortization....................       62,703          848   (g)(j)(n)            63,551
   (Gain) loss on disposal of rental equipment......      (14,312)         280   (g)                 (14,032)
   Prepaid expenses and other assets................           33         (660)  (a)                    (627)
   Accrued expenses and other liabilities...........        6,607          670   (c)(d)(h)(m)          7,277
     Net cash provided by operating activities......       54,054          958                        55,012

   Purchases of rental equipment....................      (84,842)        (958)  (b)                 (85,800)
     Net cash used in investing activities..........    $ (60,703)    $   (958)               $      (61,661)

______________________

(a)	To record $660,000 of cooperative advertising receivables in the correct period. The Company previously recorded and disclosed an adjustment of $989,000 in the condensed consolidated financial statements for the three and nine months ended September 30, 2004, $660,000 of which related to the six months ended June 30, 2004.

(b)	To record the $958,000 adjustment related to the correction of the write down of capitalized betterment costs, which was previously recorded and disclosed in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 in the correct period.

(c)	The correction for the $66,000 under-accrual of store-level incentive compensation bonuses for the six months ended June 30, 2004.

(d)	The correction for the $48,000 over-accrual of region/district incentive compensation bonuses.

(e)	Reflects the adjustment of $1,265,000 to accrue for additional lease expense as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(f)	The impact of corrections described in notes (a), (b), (c), (d) and (e).

(g)	The reclassification of $682,000 of revenue and $402,000 of costs associated with disposal of vehicles resulting in a net gain of $280,000 on vehicle disposals being recorded as an offset to "rental equipment depreciation and lease expense, and vehicle depreciation."

(h)	Reflects the adjustment to increase lease expense by $617,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(i)	The correction for reclassification of $7,468,000 of vehicle depreciation expense from operating expense to cost of revenue in order to include all delivery costs in cost of revenue.

(j)	Reflects the adjustment to increase depreciation related to vehicles by $76,000 for the six months ended June 30, 2004. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $76,000 in the six months ended June 30, 2004 which should have been recorded in the seven months ended December 31, 2003.

(k)	The impact of corrections described in notes (b), (c), (g), (h), (i) and (j) above.

(l)	The impact of corrections described in notes (b), (c), (h), (i) and (j) above.

(m)	Reflects the adjustment to increase lease expense by $35,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(n)	Reflects the adjustment to increase depreciation related to leasehold improvements by $1,052,000 for the six months ended June 30, 2004. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $1,052,000 in the six months ended June 30, 2004 which should have been recorded in the seven months ended December 31, 2003.

(o)	The impact of corrections described in notes (a), (b), (c), (d), (h), (j), (m) and (n) above.

                                                                                  Three Months Ended June 30, 2004
                                                                     ---------------------------------------------------------
                                                                       As Previously
                                                                         Reported            Corrections         As Restated
                                                                     ------------------  ------------------  -----------------
                  Statement of Operations:

                    Sales of equipment, merchandise, service,
                    parties and supplies.............................   $    28,224       $ (547)  (a)            $   27,677
                      Total revenue.................................        144,689         (547)                    144,142

                    Cost of equipment rentals........................        61,094         (611)  (b)(c)(d)          60,483
                    Rental equipment depreciation and lease expense,
                      and vehicle depreciation.......................        26,131        1,651   (a)(e)(f)(g)       27,782
                    Cost of sales of equipment, merchandise,
                      service, parts and supplies....................        17,077         (291)  (a)                16,786
                      Total cost of revenue..........................       104,302          749   (h)               105,051

                    Gross profit ....................................        40,387       (1,296)  (i)                39,091

                    Selling, general and administrative expenses.....        28,895         (361)  (j)(k)(l)          28,534
                    Non-rental equipment depreciation and
                      amortization...................................         2,944       (1,269)  (e)(m)              1,675

                    Operating income (loss)..........................         8,548          334   (n)                 8,882
                    Income (loss) before reorganization items........           873          334   (n)                 1,207
                    Net income (loss)................................   $       873       $  334   (n)            $    1,207
(a)	The reclassification of $547,000 of revenue and $291,000 of costs associated with disposal of vehicles resulting in a net gain of $256,000 on vehicle disposals being recorded as an offset to "rental equipment depreciation and lease expense, and vehicle depreciation."

(b)	To record the $986,000 adjustment related to the correction of the write down of capitalized betterment costs, which was previously recorded and disclosed in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 in the correct period.

(c)	The correction for the $66,000 under-accrual of store-level incentive compensation bonuses at June 30, 2004.

(d)	Reflects the adjustment to increase lease expense by $309,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(e)	The correction for reclassification of $2,771,000 of vehicle depreciation expense from operating expense to cost of revenue in order to include all delivery costs in cost of revenue.

(f)	Reflects the adjustment to increase depreciation related to vehicles by $108,000 for the three months ended June 30, 2004. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $108,000 for the three months ended June 30, 2004, $32,000 of which should have been recorded for the three months ended March 31, 2004 and $76,000 of which should have been recorded for the seven months ended December 31, 2003.

(g)	The reversal of the $972,000 correction for under-depreciation of rental assets, which was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004 and related to the three months ended March 31, 2004.

(h)	The impact of corrections described in notes (a), (b), (c), (d), (e), (f) and (g) above.

(i)	The impact of corrections described in notes (b), (c), (d), (e), (f) and (g) above.

(j)	The correction for the $48,000 over-accrual of region/district incentive compensation bonuses.

(k)	To record $330,000 of cooperative advertising receivables in the correct period. The Company previously recorded and disclosed an adjustment of $989,000 in the condensed consolidated financial statements for the three and nine months ended September 30, 2004, $330,000 of which related to the three months ended June 30, 2004.

(l)	Reflects the adjustment to increase lease expense by $17,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(m)	Reflects the adjustment to increase depreciation related to leasehold improvements by $1,502,000 for the three months ended June 30, 2004. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $1,502,000 for the three months ended June 30, 2004, $450,000 of which should have been recorded for the three months ended March 31, 2004 and $1,052,000 of which should have been recorded for the seven months ended December 31, 2003.

(n)	The impact of corrections described in notes (b), (c), (d), (f), (g), (j), (k), (l), (m) above.

                                                                                    As of December 31, 2003
                                                                   -----------------------------------------------------------
                                                                     As Previously
                                                                        Reported        Corrections          As Restated
                                                                   -----------------  ----------------   ---------------------
                  Balance Sheet:

                    Property and equipment, net.................... $      60,948    $       1,128   (a)    $      62,076
                      Total Assets.................................       578,635            1,128                579,763

                    Accrued expenses and liabilities...............        28,561              613   (b)           29,174

                      Total liabilities.............................      397,467              613                398,080
                    Accumulated deficit............................       (15,014)             515   (a)(b)       (14,499)
                      Total Stockholders' Equity...................       181,168              515                181,683
                      Total Liabilities and Stockholders' Equity... $     578,635    $       1,128          $     579,763

                                                                                     Five Months Ended May 31, 2003
                                                                   -----------------------------------------------------------
                                                                       As Previously
                                                                         Reported         Corrections                As Restated
                                                                   -----------------  ----------------   ---------------------
                  Statement of Operations:

                    Sales of equipment, merchandise, service, parts
                      and supplies...................................  $    20,507     $         (8)     (c)    $      20,499
                      Total revenue.................................       176,074               (8)                  176,066

                    Rental equipment depreciation and lease expense,
                      and vehicle depreciation.......................       56,145            1,656      (c)(d)        57,801
                    Cost of sales of equipment, merchandise,
                      service, parts and supplies....................       18,780              (16)     (c)           18,764
                      Total cost of revenue..........................      178,292            1,640      (e)          179,932

                    Gross profit (loss)..............................       (2,218)          (1,648)     (f)           (3,866)

                    Non-rental equipment depreciation and
                      amortization...................................        7,099           (1,648)     (f)            5,451

                  Statement of Cash Flows:

                    Depreciation and amortization....................       43,878                8      (c)           43,886
                      (Gain) loss on disposal of rental equipment....  $     1,101     $         (8)     (c)     $      1,093

__________________

(a)	The $1,128,000 correction for over-depreciation of non-rental assets since the Effective Date. The original correction was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004.

(b)	Reflects the adjustment of $613,000 to accrue for additional lease expense as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(c)	The reclassification of $8,000 of revenue and $16,000 of costs associated with disposal of vehicles resulting in a net loss of $8,000 on vehicle disposals being recorded as an addition to "rental equipment depreciation and lease expense, and vehicle depreciation."

(d)	The correction for the reclassification of $1,648,000 of vehicle depreciation expense from operating expense to cost of revenue in order to include all delivery costs in cost of revenue.

(e)	The impact of corrections described in notes (c) and (d) above.

(f)	The impact of the correction described in note (d) above.

                                                                         One Month Ended June 30, 2003
                                                           As Previously
                                                             Reported           Correction             As Restated
     Statement of Operations:                              --------------       ----------             -----------
       Sales of equipment, merchandise, service, parts
         and supplies.................................      $    4,812         $       (6)(a)          $  4,806
          Total revenue................................         41,932                 (6)               41,926
       Cost of equipment rentals......................          20,187                 83 (b)            20,270

       Rental equipment depreciation and lease expense,
         and vehicle depreciation......................          7,845              1,479 (a)(c)(d)       9,324
          Total cost of revenue........................         31,390              1,562 (e)            32,952

       Gross profit (loss).............................         10,542             (1,568)(f)             8,974

       Selling, general and administrative expenses....          8,101                  5 (g)             8,106
       Non-rental equipment depreciation and
         amortization..................................          2,226             (1,649)(d)(h)            577

       Operating income (loss).........................            215                 76 (i)               291
       Income (loss) before reorganization items.......           (908)                76 (i)              (832)
       Net income (loss)...............................           (908)                76 (i)              (832)

     Statement of Cash Flows:

       Net income (loss)...............................           (908)                76 (i)              (832)
       Depreciation and amortization...................          8,940               (170)(a)(c)(h)       8,770
       (Gain) loss on disposal of rental equipment.....           (639)                 6 (a)              (633)
       Accrued expenses and other liabilities..........     $   (6,641)        $       88 (b)(g)       $ (6,553)

_____________________

(a)	The reclassification of $6,000 of revenue associated with the disposal of fully depreciated vehicles resulting in a net gain of $6,000 on vehicle disposals being recorded as an offset to "rental equipment depreciation and lease expense, and vehicle depreciation."

(b)	Reflects the adjustment to increase lease expense by $83,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(c)	Reflects the adjustment to decrease depreciation related to vehicles by $12,000 for the one month ended June 30, 2003. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $12,000 in the six months ended June 30, 2004 which should have been recorded in the one month ended June 30, 2003.

(d)	The correction for the reclassification of $1,497,000 of vehicle depreciation expense from operating expense to cost of revenue in order to include all delivery costs in cost of revenue.

(e)	The impact of the corrections described in notes (a), (b), (c) and (d) above.

(f)	The impact of the corrections described in notes (b), (c) and (d) above.

(g)	Reflects the adjustment to increase lease expense by $5,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(h)	Reflects the adjustment to decrease depreciation related to leasehold improvements by $152,000 for the one month ended June 30, 2003. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $152,000 in the six months ended June 30, 2004 which should have been recorded in the one month ended June 30, 2003.

(i)	The impact of corrections described in notes (b), (c), (g), and (h) above.

                                                                           Two Months Ended May 31, 2003
                                                           ----------------------------------------------------
                                                           As Previously
                                                             Reported           Corrections         As Restated
    Statement of Operations:                               --------------       -----------         -----------

      Sales of equipment, merchandise, service, parts
       and supplies....................................    $    12,939          $     (8)(a)        $   12,931
         Total revenue.................................         83,506                (8)               83,498

      Rental equipment depreciation and lease expense,
        and vehicle depreciation.......................         22,006               872 (a)(b)         22,878
      Cost of sales of equipment, merchandise,
        service, parts and supplies....................         13,154               (16)(a)            13,138
         Total cost of revenue.........................         82,013               856 (c)            82,869

      Gross profit.....................................          1,493              (864)(d)               629

      Non-rental equipment depreciation and
        amortization...................................    $     3,436          $   (864)(b)        $    2,572

_____________________

(a)	The reclassification of $8,000 of revenue and $16,000 of costs associated with the disposal of vehicles resulting in a net loss of $8,000 on vehicle disposals being recorded as an addition to "rental equipment depreciation and lease expense, and vehicle depreciation."

(b)	The correction for the reclassification of $864,000 of vehicle depreciation expense from operating expense to cost of revenue in order to include all delivery costs in cost of revenue.

(c)	The impact of the corrections described in notes (a) and (b) above.

(d)	The impact of the correction described in note (b) above.

Comparability of Financial Information

           The adoption of Fresh-Start Reporting at the Effective Date required the Company to revalue its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after the restructuring. The reorganization value of the entity was allocated to the assets in conformity with procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." As such, the Company’s assets and liabilities were recorded at their fair values and the excess of the specific tangible net assets over the reorganization value, or negative goodwill, was allocated to non-current, non-monetary assets on a pro-rata basis. A black line separates the financial data pertaining to the period after the adoption of Fresh-Start Reporting from the financial data pertaining to the period prior to the adoption of Fresh-Start Reporting to signify the difference in the basis of presentation of financial information for each respective entity.

2.      Debt

           Debt consists of the following (in thousands):

                                                                                        Successor Company
                                                                                     ----------------------------
                                                                                     June 30,     December 31,
                                                                                          2004         2003
                                                                                     -------------  -------------
Senior secured notes payable, net of unamortized discount of $7,681 in 2004 and 8,275 in 2003, bearing interest at 9.5%, interest payable semi-annually
   and principal payable in October 2010........................................   $  242,319       $ 241,725
Postpetition notes payable, bearing interest at prime, interest and principal
   payable in January 2007......................................................          915           1,350
Convertible subordinated notes payable, bearing interest at 6.5%, interest
   payable quarterly and principal payable in June 2008.........................       45,211          45,211
Capital lease obligations payable in monthly installments through April 2005....        1,496              --
                                                                                   ----------       ---------
 Total Debt ....................................................................   $  289,941       $ 288,286
                                                                                   ==========       =========

Senior Secured Notes

           In October 2003, the Company completed the sale of $250,000,000 aggregate principal amount of 9.5% senior secured notes (the "Offering") due 2010. The net proceeds from the Offering were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases and for other general corporate purposes. The notes are secured by substantially all of the Company’s equipment rental fleet other than titled vehicles. The Company may redeem all of the senior secured notes on or after October 15, 2007. The Company may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.50% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued remain outstanding after such redemption. The notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

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

Credit Facility

           On the Effective Date, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) with Wachovia Bank as agent (the "Amended Credit Facility" or the "Working Capital Facility") and repaid all amounts outstanding under the Credit Facility with the proceeds of the Offering. The Amended Credit Facility can be used to make capital expenditures, enter into standby letters of credit, or for working capital or other general corporate purposes. The Amended Credit Facility is scheduled to expire in June 2007. Under the terms of the Amended Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable and titled vehicles. Borrowings under the amended revolver bear interest at either the Wachovia Bank base rate plus a percentage ranging from 1.25% to 1.75% or at the Company’s option, the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 2.75% to 3.25%. Letters of credit bear interest at a rate ranging from 2.75% to 3.25%. There is an unused commitment fee of 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended Credit Facility is secured by a first priority perfected security interest in all of the Company’s tangible and intangible assets, except for its rental equipment, inventory and real estate.

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

3.      Reorganization Items, Net

           Expenses and income directly incurred as a result of the Predecessor Company’s Chapter 11 proceedings have been segregated from normal operations and are disclosed separately. The major components of such are as follows (in thousands):

                                                                         Predecessor Company
                                                                    --------------------------------
                                                                    Two Months        Five Months
                                                                       Ended             Ended
                                                                    May 31, 2003      May 31, 2003
                                                                    ------------      ------------

   Gain on extinguishment of debt and
     settlement of operating leases.........................       $   (920,115)      $  (930,884)
   Fresh start valuation adjustments........................           (494,748)         (494,748)
   Professional fees........................................             11,986            15,207
   Employee expenses........................................              7,006             7,212
   Facility closures........................................                 31               114
   Interest income..........................................                 (4)               (5)
   Other....................................................              1,983             1,983
                                                                   -------------      ------------
     Total reorganization items.............................       $ (1,393,861)      $(1,401,121)
                                                                   =============      ============

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

4.      Change in Depreciation Estimate

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

5.      Restricted Stock

           On the Effective Date, the Company adopted a restricted stock plan (the "Restricted Stock Plan"), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company’s Board of Directors or any Committee thereof (if so delegated by the Board of Directors) shall determine. The Company accounts for restricted stock awards in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

           The Company did not issue shares of common stock under the Restricted Stock Plan during the second quarter of 2004. During the six months ended June 30, 2004, the Company issued 2,732 shares of common stock valued at $71.59 per share to certain of its directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders’ equity in the unaudited condensed consolidated balance sheets. As of June 30, 2004, there were an aggregate of 128,349 shares of restricted stock outstanding under the Restricted Stock Plan. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting periods of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognized compensation expense for restricted stock of $3,081,000 during the first six months of 2004. Additionally, the Company made "gross-up" payments in the amount of $157,000 related to the restricted shares issued during the first six months of 2004. Compensation expense is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

6.      Predecessor Company Stock Option Plans

           Prior to its emergence from bankruptcy, the Company accounted for stock option arrangements in accordance with APB No. 25 and accordingly, recognized no compensation expense for the stock option arrangements with employees or directors since the stock options were granted at exercise prices at or greater than the fair market value of the shares at the date of grant. The Company followed the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Stock-Based Compensation — Transition and Disclosure."

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

                                                                                     Predecessor Company
                                                                                 ------------------------------
                                                                                   Two Months       Five Months
                                                                                     Ended             Ended
                                                                                  May 31, 2003      May 31, 2003
                                                                                --------------      ------------
  Reported net income......................................................     $ 1,374,024          $1,351,557
  Pro forma stock based compensation expense, net of tax...................            (237)               (608)
                                                                                ------------         -----------
  Pro forma net income.....................................................     $ 1,373,787          $1,350,949
                                                                                ===========          ==========
  Reported earnings per share..............................................     $     23.95          $    23.56
                                                                                ===========          ==========
  Pro forma earnings per share.............................................     $     23.95          $    23.55
                                                                                ===========          ==========

Pursuant to the Plan, no value or other distribution was made on account of the Predecessor Company’s stock option plans.

7.      Seasonality

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

8.      Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share for the Predecessor Company (in thousands, except per share data):

                                                                                 Predecessor Company
                                                                              -----------------------------
                                                                               Two Months       Five Months
                                                                                  Ended            Ended
                                                                              May 31, 2003     May 31, 2003
                                                                              -------------    -------------
    Numerator:
    Net income - basic and diluted...........................................  $ 1,374,024       $ 1,351,557
                                                                               ===========       ===========
    Denominator:
     Weighted average shares - basic and diluted.............................       57,364            57,364
                                                                               ===========       ===========
    Basic and diluted earnings per share.....................................  $      23.9       $     23.56
                                                                               ===========       ===========

9.      Income Taxes

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

10.      Related-Party Transaction

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes. Upon emergence in June 2003 from bankruptcy proceedings under Chapter 11 (referred to herein as "Chapter 11") of Title 11 of the United States Code, known as the Bankruptcy Code, we adopted the provisions of Fresh-Start Reporting in the American Institute of Certified Public Accountants’ ("referred to herein as "AICPA") Statement Of Position ("referred to herein as "SOP") 90-7 that resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The allocation of the reorganization value of the Company to its assets in conformity with Statement of Financial Accounting Standards (referred to herein as "SFAS") No. 141, "Business Combinations" materially changed the amounts previously recorded in our consolidated financial statements prior to emergence. As a result, there are certain items in such financial statements that are not comparable. As used in these financial statements, the term "Company" refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003).

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

           Operating expenses increased in recent periods due primarily to increases in compensation expense. In addition, our results of operations beginning in June 2003 reflect the transition to a new management team with a new business strategy. Beginning in June 2003, the new management team launched several key initiatives to improve profitability and leverage our infrastructure which include:

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

Restatements

           We restated all periods to correct the classification of vehicle depreciation expense from operating expenses to cost of revenue. We corrected the classification of these expenses in order to include all delivery costs in cost of revenue.

           We corrected the classification of revenue and cost associated with the disposal of our vehicles for all periods. We now record the net gain or loss, defined as gross proceeds less net book value, as an offset to "rental equipment depreciation and lease expense, and vehicle depreciation." We consider the gain or loss on vehicles sold as an adjustment to vehicle depreciation.

           We restated all periods to correct certain out of period errors previously disclosed. The Company corrected these out of period errors in order to properly reflect such amounts in the appropriate periods. These out of period errors included adjustments for capitalized betterments, cooperative advertising receivables and depreciation.

           The Company has restated all periods after the Effective Date to conform the periods used to calculate straight-line lease expense to the periods used for the amortization of leasehold improvements. The Company determined the impact on the periods prior to the Effective Date to be immaterial. Historically, the Company calculated straight-line lease expense over the initial term of a lease while amortizing leasehold improvements over the lesser of the estimated useful life or a period that included the initial minimim lease term and any option renewal periods. The Company has now conformed the periods used to calculate straight-line lease expense to the periods used for the amortization of leasehold improvements.

           For a detailed description of the impact of these corrections, see Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Reorganization Under Chapter 11

           On the Effective Date, NationsRent, Inc., a Delaware corporation together with its subsidiaries emerged from proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, or the plan, as modified. On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Successor Company. We recognized our emergence from bankruptcy for accounting purposes on June 1, 2003.

           As of the Effective Date, the fair value of each of our assets and liabilities was determined. The excess of the fair value of these assets and liabilities over the Company’s reorganization value, in accordance with SFAS No. 141, "Business Combinations," or negative goodwill, was allocated to our long-lived assets, including our rental fleet. The result of such allocation of negative goodwill primarily to our rental fleet was that the value of our rental fleet was written down below its fair value by approximately $179.4 million. As a result, our gross profit on the disposal of such rental fleet in the normal course of business will be favorably impacted until the rental fleet is sold and replaced, which we expect will occur in the normal course of our business over the next five to seven years.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

                                                         Three Months   Three Months
                                                             Ended         Ended              Variance
                                                         June 30, 2004  June 30, 2003  Favorable/(Unfavorable)
                                                         -------------  -------------  -----------------------
                                                           restated      restated         $             %
                                                         -------------  -------------  -----------------------
                                                                 (unaudited)
                                                                  (dollars in thousands)
 Revenue:
 Equipment rentals...................................    $   116,465   $   107,687   $     8,778        8.2%
 Sales of equipment, merchandise, service, parts &
   supplies..........................................         27,677        17,737         9,940       56.0
                                                         ------------   -----------    ----------    ----------
 Total revenue.......................................        144,142       125,424        18,718       14.9
                                                         ------------   -----------    ----------    ----------
 Cost of revenue:
 Cost of equipment rentals...........................         60,483        67,123         6,640        9.9
 Rental equipment depreciation & lease expense, and
 vehicle depreciation................................         27,782        32,202         4,420       13.7
 Cost of sales of equipment, merchandise, service,
  parts & supplies................................            16,786        16,496          (290)      (1.8)
                                                         ------------   -----------    ----------    ----------
 Total cost of revenue...............................        105,051       115,821        10,770        9.3
                                                         ------------   -----------    ----------    ----------
 Gross profit:
 Gross profit on equipment rentals including
  depreciation & lease expense.......................         28,200         8,362        19,838      237.2
 Gross profit on sales of equipment, merchandise,
  service, parts & supplies..........................         10,891         1,241         9,650      777.6
                                                         ------------   -----------    ----------    ----------
 Total gross profit..................................         39,091         9,603        29,488      307.1
                                                         ------------   -----------    ----------    ----------
 Operating expenses:
 Selling, general & administrative expenses..........         28,534        24,354        (4,180)     (17.2)
 Non-rental equipment depreciation & amortization....          1,675         3,149         1,474       46.8
                                                         ------------   -----------    ----------    ----------
 Operating income (loss) ............................          8,882       (17,900)       26,782
                                                         ------------   -----------    ----------    ----------

 Interest expense, net...............................          7,771         2,840        (4,931)    (173.6)
 Other, net..........................................            (96)          (71)           25       35.2
                                                         ------------   -----------    ----------    ----------
                                                               7,675         2,769        (4,906)    (177.2)

 Income (loss) before reorganization Items...........          1,207       (20,669)       21,876
 Reorganization items, net...........................              -    (1,393,861)   (1,393,861)    (100.0)
                                                         ------------   -----------    ----------    ----------
 Net income (loss)...................................    $    1,207    $ 1,373,192   $(1,371,985)     (99.9)%
                                                         ============  ============  ============    ==========

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

           The primary driver for the increase in sales of equipment, merchandise, service, parts and supplies was an increase of $6.5 million, or 74.0%, in sales of used equipment. Upon our emergence from bankruptcy in June 2003, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. This, coupled with the improving market conditions for used equipment, led to an emphasis on used equipment sales in the second quarter of 2004. The remaining increase was driven by the new management team’s focus on sales of new equipment and related merchandise.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 7.8% in the second quarter of 2003 to 24.2% for the same period in 2004. Gross profit on equipment rentals was positively impacted primarily by an $8.8 million increase in revenue and the elimination of $9.7 million of lease expense related to operating leases that were eliminated when we rejected or bought out the leases as part of the plan and subsequent recapitalization of the Company in June 2003. Gross profit was also positively impacted by a $1.2 million reduction in transportation expense, a $1.9 million reduction in repairs and maintenance expense and a $0.7 million reduction in facilities expense. Gross profit on equipment rentals was negatively impacted by a $2.6 million net increase in depreciation expense that resulted from rental fleet and vehicle additions when we bought out certain leases and from a change in our depreciation estimates, as discussed below. Such net increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of the adoption of Fresh-Start Reporting, as discussed above.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 7.0% in the second quarter of 2003 to 39.4% for the same period in 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by Fresh-Start Reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the disposal of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the second quarter, $7.4 million of our gross profit was attributable to sales of used equipment, of which $3.5 million was the result of implementing Fresh-Start Reporting as follows:

•	Equipment which was originally assigned a fair value of $14.9 million upon emergence from bankruptcy was written down by $6.4 million to a value of $8.5 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $2.9 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-Start Reporting.

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

           Operating expenses. The increase in operating expenses was primarily due to:

•	$2.7 million of compensation expense and sales commissions expense related to the increase in revenue discussed above and an incentive compensation plan initiated by our new management team during 2004 in support of the key initiatives discussed in the subsection entitled "Overview";

•	$1.4 million of compensation expense for the three months ended June 30, 2004 related to the amortization of restricted stock awards made to the new management team in the fourth quarter of 2003 and first quarter of 2004; and

•	$1.0 million of professional/outside services expense related to accounting and legal services for Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") compliance, fees related to the registration of our senior secured notes, lease negotiations and auditing.

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

           Selling, general and administrative expenses as a percentage of total revenue were 19.8% and 19.4% for the three months ended June 30, 2004 and June 30, 2003, respectively.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

                                                                      Six Months
                                                        Six Months      Ended
                                                           Ended       June 30,          Variance
                                                       June 30, 2004     2003     Favorable/(Unfavorable)
                                                       --------------  ---------- -----------------------
                                                         restated      restated         $          %
                                                       --------------  ---------- -----------------------
                                                              (unaudited)
                                                                    (dollars in thousands)

Revenue:
Equipment rentals...................................   $  209,547    $  192,687  $    16,860      8.7%
Sales of equipment, merchandise, service, parts &
  supplies..........................................       54,618        25,305       29,313    115.8
                                                       -----------   -----------  -----------  --------
Total revenue.......................................      264,165       217,992       46,173     21.2
                                                       -----------   -----------  -----------  --------
Cost of revenue:
Cost of equipment rentals...........................      120,067       123,637        3,570      2.9
Rental equipment depreciation & lease expense, and
  vehicle depreciation...............................      56,634        67,125       10,491     15.6
Cost of sales of equipment, merchandise, service,
  parts & supplies..................................       34,295        22,122      (12,173)   (55.0)
                                                       -----------   -----------  -----------  --------
Total cost of revenue...............................      210,996       212,884        1,888      0.9
                                                       -----------   -----------  -----------  --------
Gross profit:
Gross profit on equipment rentals including
  depreciation & lease expense......................       32,846         1,925       30,921  1,606.3
Gross profit on sales of equipment, merchandise,
  service, parts & supplies.........................       20,323         3,183       17,140    538.5
                                                       -----------   -----------  -----------  --------
Total gross profit..................................       53,169         5,108       48,061    940.9
                                                       -----------   -----------  -----------  --------
Operating expenses:
Selling, general & administrative expenses..........       53,232        45,279       (7,953)   (17.6)
Non-rental equipment depreciation & amortization....        3,836         6,028        2,192     36.4
                                                       -----------   -----------  -----------  --------
Operating loss .....................................       (3,899)      (46,199)      42,300     91.6
                                                       -----------   -----------  -----------  --------

Interest expense, net...............................       15,409         4,324      (11,085)  (256.4)
Other, net..........................................         (228)         (127)         101     79.5
                                                       -----------   -----------  -----------  --------
                                                           15,181         4,197      (10,984)  (261.7)
                                                       -----------   -----------  -----------  --------

Loss before reorganization Items....................      (19,080)      (50,396)      31,316     62.1
Reorganization items, net...........................            -    (1,401,121)  (1,401,121)  (100.0)
                                                       -----------   -----------  -----------  --------
Net income (loss)...................................   $  (19,080)   $1,350,725  $(1,369,805)     %
                                                       ===========   =========== ============  ========

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

           The primary driver for the increase in sales of equipment, merchandise, service, parts and supplies was an increase of $21.4 million, or 203.5%, in sales of used equipment. Upon our emergence from bankruptcy in June 2003, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. This, coupled with the improving market conditions for used equipment, led to an emphasis on used equipment sales in the six months ended June 30, 2004. The remaining increase was driven by the new management team’s focus on sales of new equipment and related merchandise.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 1.0% in the six months ended June 30, 2003 to 15.7% in the six months ended June 30, 2004. Gross profit on equipment rentals was positively impacted by:

•	a $16.9 million increase in revenue; and

•	the elimination of $27.1 million of lease expense related to operating leases that were eliminated when we rejected or bought out the leases as part of the plan and subsequent recapitalization of the Company in June 2003.

           Gross profit on equipment rentals was negatively impacted by:

•	a $10.0 million net increase in depreciation expense that resulted from rental fleet and vehicle additions when we bought out certain leases and from a change in our depreciation estimates, as discussed below. Such increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of our adoption of Fresh-Start Reporting, as discussed above; and

•	a $2.2 million increase in repair and maintenance expense primarily related to the increase in rental revenue discussed above, an increase in the average age of our rental fleet from approximately 45 months in 2003 to approximately 49 months in 2004 and a 16.8% increase in shop labor related to headcount increase in support of our full-service business model.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 12.6% in the six months ended June 30, 2003 to 37.2% for the six months ended June 30, 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by Fresh-Start Reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the disposal of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the six months ended June 30, 2004, $14.3 million of our gross profit was attributable to disposal of used equipment, of which $8.8 million was the result of implementing Fresh-Start Reporting as follows:

•	Equipment which was originally assigned a fair value of $33.7 million upon emergence from bankruptcy was written down by $14.5 million to a value of $19.2 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $5.7 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-Start Reporting.

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

           Selling, general and administrative expenses as a percentage of total revenue were 20.2% and 20.8% for the six months ended June 30, 2004 and June 30, 2003, respectively.

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

Liquidity and Capital Resources

Cash Flows

           In our condensed consolidated statements of cash flows included elsewhere herein, cash flows from operations do not include purchases of rental equipment and the proceeds from the disposal of rental equipment, which are included in cash flows from investing activities. When evaluating our cash flow it is important to consider cash flows from the purchase and disposal of our equipment rental fleet in conjunction with operating cash flow. Purchasing and selling rental fleet to manage fleet mix and fleet age is an integral part of our business and failure to consider cash flows from these activities would not accurately reflect the cash needs of our business.

Cash Flow for 2004

           Six Months ended June 30, 2004. The net cash provided by our operations was $55.0 million for the six months ended June 30, 2004 and was primarily due to the elimination of lease payments on our rental fleet and delivery vehicles and a positive change in our working capital needs. Net cash used in investing activities was $61.7 million for the six months ended June 30, 2004, primarily reflecting $85.8 million of rental fleet purchases and $8.5 million for purchases of and improvements to property and equipment offset by $32.6 million of proceeds from the disposal of rental equipment and vehicles. Cash used by financing activities during the six months ended June 30, 2004 of $0.5 million was due to repayments of debt and payment of debt issuance costs.

Cash Flow for 2003

           One Month ended June 30, 2003. The net cash provided by our operations was $0.5 million for the one month ended June 30, 2003. Net cash used in investing activities was $41.4 million for the one month ended June 30, 2003, primarily reflecting $40.7 million of rental fleet purchases and $2.3 million for purchases of and improvements to property and equipment offset by $1.7 million of proceeds from the disposal of rental equipment and vehicles. Cash provided by financing activities during the one month ended June 30, 2003 was $35.6 million and was primarily a result of $64.0 million of proceeds from the issuance of preferred and common stock, $15.6 million of proceeds from the issuance of convertible notes partially offset by $36.9 million of repayments of debt and the payment of $7.1 million of debt issue costs.

           Five Months ended May 31, 2003. The net cash provided by our operations was $4.1 million for the five months ended May 31, 2003. Net cash used in investing activities was $11.9 million for the five months ended May 31, 2003, primarily reflecting $15.8 million of rental fleet purchases and $5.0 million for purchases of and improvements to property and equipment offset by $8.9 million of proceeds from the disposal of rental equipment and vehicles. Cash provided by financing activities during the five months ended May 31, 2003 was $14.3 million and was primarily a result of $24.6 million of proceeds from our debtor-in-possession financing facility, partially offset by $10.4 million of repayments of debt.

Adequacy of Capital Resources

           Our sources of cash for the next twelve months will be cash generated by operations, including proceeds from the disposal of used equipment, access to our working capital facility described below and other equipment financing agreements.

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

           We believe that we can fund our business activities for the next twelve months with a combination of cash on hand; cash generated by operations, including proceeds from the disposal of used equipment; our working capital facility described below, under which we had $30.4 million of availability as of June 30, 2004 and other equipment financing agreements.

Debt and Other Obligations

           Senior Secured Notes. On October 23, 2003, we completed a private offering of $250.0 million in aggregate principal amount of 9 1/2% senior secured notes due October 15, 2010 (the "Original Notes"). The Original Notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future restricted subsidiaries. On April 1, 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") with respect to the 9 1/2% senior secured notes (the "New Notes", and together with the Original Notes, the "Notes") that have substantially identical terms as the Original Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Notes are able to exchange Original Notes for the New Notes. The New Notes evidence the same debt as the Original Notes, are entitled to the benefits of the indenture governing the Original Notes and will be treated under the indenture as a single class with the Original Notes.

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

           We pay interest on the notes semi-annually in cash, in arrears, on October 15 and April 15, beginning on April 15, 2004, at an annual interest rate of 9 1/2%.

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

           Working Capital Facility. Concurrently with the closing of the Original Notes offering, we entered into an amended and restated working capital facility with Wachovia Bank, National Association and other lenders. Under the terms of our working capital facility, revolving advances are available up to $75.0 million (with a $30.0 million sub-limit for letters of credit), subject to a borrowing base test. As of June 30, 2004, we had no borrowings and based on our borrowing base, and after taking into account $22.8 million of outstanding letters of credit, we had $30.4 million of availability under the working capital facility. Our working capital facility has an initial term of approximately 3 1/2 years and is secured by a first priority perfected security interest in all of our and our subsidiaries’ existing and after-acquired tangible and intangible assets, except for our rental equipment, inventory and real estate, and secured by a first priority pledge of the capital stock of our subsidiaries. Interest accrues on borrowings under the working capital facility, at floating rates equivalent to either the prime rate of interest plus a percentage ranging from 1.25% to 1.75%, or at LIBOR plus a percentage ranging from 2.75% to 3.25%.

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

Inflation

           We do not believe that inflation has been a significant factor to the cost of our operations other than the increase in steel prices discussed in the subsection entitled "Overview."

Factors That May Affect Future Results

           Certain statements and information in this quarterly report may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this quarterly report and in the Company’s Registration Statement. Such factors include, among others:

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

           We make "forward-looking statements" throughout this report. Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we "believe," "expect," "anticipate" or "plan" that an event will occur, and other similar statements), you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will occur or will continue. The forward-looking information contained in this report is generally located in this section, but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon our current plans and beliefs or estimates of future results or trends.

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

           In the third quarter of 2004, we reviewed our internal control over financial reporting and determined that we had a material weakness over financial reporting relating to our interim closing procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected within a timely period by employees in the normal course of performing their assigned functions. The failure of quarterly review controls relating to the financial statement close process allowed for significant deficiencies to occur that, when assessed in the aggregate, constituted a material weakness. The significant deficiencies identified include but are not limited to:

•	the failure in quarterly controls to properly accrue for cooperative advertising receivables from our manufacturers;

•	the failure in quarterly controls to properly calculate a write-down related to capitalized repair and maintenance costs that increase the capacity, efficiency, functionality, life, and/or safety of our equipment;

•	the failure in quarterly controls to assess whether the Company's obsolescence inventory reserve is appropriate and supported in the interim financial periods; and

•	the failure in controls to properly classify delivery vehicle depreciation expense as part of the Company's other delivery expenses included as a cost of equipment rentals as opposed to non-rental equipment depreciation expense in accordance with accounting principles generally accepted in the United States.

           In addition, in the fourth quarter of 2004, we identified certain additional significant deficiencies as follows:

•	failure in quarterly controls to properly accrue for incentive compensation bonuses; and

•	failure in quarterly controls to properly review the Company's property tax reserve.

           The Company is filing this Quarterly Report on Form 10-Q/A to restate its condensed consolidated financial statements to correct errors related to certain of these recently identified significant deficiencies.

           We changed our internal control over financial reporting by requiring additional review relating to the items noted above and for other transactions relating to non-routine, judgmental and estimation processes. Further, we will be dedicating additional personnel with the appropriate level of financial expertise to improve the review of the financial statement close process. We note, however, that there are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of our financial statements. Also, the effectiveness of an internal control system may change over time.

           We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

           Other than correcting the material weaknesses identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

           On June 14, 2004, we distributed written consents to the holders of common stock of the Company for the election of directors of the Company. Pursuant to such written consents the following individuals were elected as directors of the Company as follows:

Director Thomas J. Putman Bryan T. Rich Douglas M. Suliman, Jr. Thomas W. Blumenthal Andrew P. Hines Irving M. Levine Greg A. Rosenbaum	Votes For 1,549,374 1,549,374 1,549,374 1,549,374 427,302(1) 1,549,374 1,549,374	Votes Against -- -- -- -- -- -- --	Abstentions or Non-Votes 119,654 119,654 119,654 119,654 119,654 119,654 119,654

(1)	Pursuant to the terms of the Company's Stockholders' Agreement, Mr. Hines, as the minority representative, is selected by a majority of the outstanding shares of common stock, not including shares held by The Baupost Group, L.L.C., Phoenix Rental Partners, LLC or any of their affiliates.

Item 6:  Exhibits and Reports on Form 8-K

           (a)      Exhibits:

Exhibit Number 2.1
Description

First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1 3.2 3.3 3.4 3.5 3.6 3.7 3.8 3.9 3.10 3.11 3.12 3.13 3.14 3.15 3.16 3.17 3.18 3.19 3.20 3.21 3.22 3.23 3.24 3.25 3.26 3.27 3.28 4.1	Certificate of Incorporation of the Company*
Certificate of Amendment of Certificate of Incorporation of the Company*
Certificate of Amendment of Certificate of Incorporation of the Company*
Certificate of Designation for Series A Preferred Stock of the Company*
Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
By-Laws of the Company*
Certificate of Incorporation of NationsRent, Inc.*
By-Laws of NationsRent, Inc.*
Certificate of Incorporation of Las Olas Fourteen Corporation*
By-Laws of Las Olas Fourteen Corporation*
Certificate of Incorporation of Las Olas Twelve Corporation*
By-Laws of Las Olas Twelve Corporation*
Certificate of Incorporation of NRGP, Inc., as amended*
By-Laws of NRGP, Inc.*
Certificate of Incorporation of NationsRent USA, Inc.*
By-Laws of NationsRent USA, Inc.*
Certificate of Incorporation of NationsRent West, Inc.*
By-Laws of NationsRent West, Inc.*
Certificate of Incorporation of Logan Equipment Corp., as amended*
By-Laws of Logan Equipment Corp.*
Certificate of Incorporation of NationsRent Transportation Services, Inc.*
By-Laws of NationsRent Transportation Services, Inc.*
Articles of Incorporation of BDK Equipment Company, Inc.*
Amended and Restated Bylaws of BDK Equipment Company, Inc.*
Certificate of Incorporation of NR Delaware, Inc.*
By-Laws of NR Delaware, Inc.*
Certificate of Limited Partnership of NationsRent of Texas, LP*
Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

***	Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

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

Dated: March 30, 2005	NATIONSRENT COMPANIES, INC. (Registrant) By: /s/ Thomas J. Putman Name: Thomas J. Putman Title: President, Chief Executive Officer and Director

Dated: March 30, 2005	By: /s/ Thomas J. Hoyer Name: Thomas J. Hoyer Title: Executive Vice President and Chief Financial Officer

Dated: March 30, 2005	By: /s/ Robert W. Schiller Name: Robert W. Schiller Title: Vice President and Controller

Exhibits Index

Exhibit Number 2.1
Description

First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1 3.2 3.3 3.4 3.5 3.6 3.7 3.8 3.9 3.10 3.11 3.12 3.13 3.14 3.15 3.16 3.17 3.18 3.19 3.20 3.21 3.22 3.23 3.24 3.25 3.26 3.27 3.28 4.1	Certificate of Incorporation of the Company*
Certificate of Amendment of Certificate of Incorporation of the Company*
Certificate of Amendment of Certificate of Incorporation of the Company*
Certificate of Designation for Series A Preferred Stock of the Company*
Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
By-Laws of the Company*
Certificate of Incorporation of NationsRent, Inc.*
By-Laws of NationsRent, Inc.*
Certificate of Incorporation of Las Olas Fourteen Corporation*
By-Laws of Las Olas Fourteen Corporation*
Certificate of Incorporation of Las Olas Twelve Corporation*
By-Laws of Las Olas Twelve Corporation*
Certificate of Incorporation of NRGP, Inc., as amended*
By-Laws of NRGP, Inc.*
Certificate of Incorporation of NationsRent USA, Inc.*
By-Laws of NationsRent USA, Inc.*
Certificate of Incorporation of NationsRent West, Inc.*
By-Laws of NationsRent West, Inc.*
Certificate of Incorporation of Logan Equipment Corp., as amended*
By-Laws of Logan Equipment Corp.*
Certificate of Incorporation of NationsRent Transportation Services, Inc.*
By-Laws of NationsRent Transportation Services, Inc.*
Articles of Incorporation of BDK Equipment Company, Inc.*
Amended and Restated Bylaws of BDK Equipment Company, Inc.*
Certificate of Incorporation of NR Delaware, Inc.*
By-Laws of NR Delaware, Inc.*
Certificate of Limited Partnership of NationsRent of Texas, LP*
Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

***	Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.