Form 10-Q/A
period 2004-09-30
NATIONSRENT COMPANIES INC
filed 2005-03-31
CIK 1276676

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

NATIONSRENT COMPANIES, INC.

Explanatory Note

We are filing this Quarterly Report on Form 10-Q/A as an amendment to our Form 10-Q, originally filed with the Securities and Exchange Commission ("SEC") on November 22, 2004, for the purpose of correcting the under-accrual of incentive compensation bonuses by $1.3 million and personal property taxes by $0.7 million for the three and nine months ended September 30, 2004.

This restatement also gives effect to the reclassification within the cost of rental of the gains and losses on the disposal of vehicles. These gains and losses were reclassified from "cost of sales of equipment, merchandise, service, parts and supplies" to "rental equipment depreciation and lease expense, and vehicle depreciation" for the three and nine months ended September 30, 2004 and the three and four months ended September 30, 2003. This correction is being made to conform to the Company's policy relating to accounting for and reporting of vehicle expenses and related gains and losses upon disposals as reflected in the Company's restated financial statements for the three and six months ended June 30, 2004, the three months ended March 31, 2004 and 2003, the one month ended June 30, 2003, the five months ended May 31, 2003, the seven months ended December 31, 2003, and the year ended December 31, 2002.

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

For additional information regarding the restatement including the impact of these corrections on the Company's financial statements, refer to Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

This Form 10-Q/A amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment.  This Form 10-Q/A does not necessarily reflect all events occurring after the filing of the original Form 10-Q or otherwise modify or update those disclosures.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the original Form 10-Q.

NATIONSRENT COMPANIES, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets for the Successor Company as of September 30, 2004 (unaudited and restated) and December 31, 2003 (restated)	1

Unaudited Condensed Consolidated Statements of Operations for the Successor Company for the Three Months Ended September 30, 2004 (restated) and Three Months Ended September 30, 2003 (restated)	2

Condensed Consolidated Statements of Operation for the Successor Company for the Nine Months Ended September 30, 2004 (unaudited and restated) and Four Months Ended September 30, 2003 (unaudited and restated) and for the Predecessor Company for the Five Months Ended May 31, 2003 (restated)	3

Condensed Consolidated Statements of Cash Flows for the Successor Company for the Nine Months Ended September 30, 2004 (unaudited and restated) and Four Months Ended September 30, 2003 (unaudited and restated) and for the Predecessor Company for the Five Months Ended May 31, 2003 (restated)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3: Quantitative and Qualitative Disclosures About Market Risk	29

Item 4: Controls and Procedures	29

PART II - OTHER INFORMATION	31

Item 6: Exhibits and Reports on Form 8-K	31

Signatures	34

Certifications	38

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                                        Successor Company
                                                                            -------------------------------------------
                                                                             September 30, 2004     December 31, 2003
                                                                            --------------------- ---------------------
                                                                                 (unaudited)      (restated-see Note 1)
                                                                            (restated-see Note 1)
ASSETS
Cash and cash equivalents.................................................      $    31,401           $    48,644
Accounts receivable, net..................................................           84,880                72,926
Inventories...............................................................           23,180                21,802
Prepaid expenses and other assets.........................................           12,197                11,605
Debt issuance costs, net..................................................            6,850                 7,155
Rental equipment, net.....................................................          391,929               347,076
Property and equipment, net...............................................           59,450                62,076
Intangible assets, net....................................................            8,317                 8,479
                                                                            --------------------- ---------------------
     Total Assets.........................................................      $   618,204           $   579,763
                                                                            ===================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................................      $    78,290           $    56,319
Accrued compensation and related taxes....................................           12,367                 9,297
Accrued insurance claims..................................................           17,810                14,500
Accrued expenses and other liabilities....................................           40,041                29,174
Debt (Note 2).............................................................          289,146               288,286
Income taxes payable......................................................              439                   504
                                                                            --------------------- ---------------------
     Total Liabilities....................................................          438,093               398,080
                                                                            --------------------- ---------------------

Commitments and Contingencies

Stockholders' Equity:.....................................................
  Preferred stock--$0.01 par value, 1,000,000 shares
  authorized; Series A, $72,002 liquidation preference, 72,002 shares issued and outstanding at September 30, 2004 and
  December 31, 2003, respectively.........................................                1                     1
  Common stock--$0.01 par value, 3,000,000 shares authorized,
  1,669,028 and 1,666,296 shares issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively..................               17                    17
Additional paid-in capital................................................          200,920               200,724
Deferred stock compensation...............................................           (1,339)               (4,560)
Accumulated deficit.......................................................          (19,488)              (14,499)
                                                                            --------------------- ---------------------
     Total Stockholders' Equity...........................................          180,111               181,683
                                                                            --------------------- ---------------------
     Total Liabilities and Stockholders' Equity...........................      $   618,204           $   579,763
                                                                            ===================== =====================

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

                                                                                        Successor Company
                                                                            -------------------------------------------
                                                                                Three Months          Three Months
                                                                                    Ended                 Ended
                                                                             September 30, 2004    September 30, 2003
                                                                            --------------------- ---------------------
                                                                            (restated-see note 1) (restated-see note 1)
Revenue:
Equipment rentals.........................................................      $   132,500           $   119,227
Sales of equipment, merchandise, service, parts and supplies..............           33,343                16,199
                                                                            --------------------- ---------------------
    Total revenue.........................................................          165,843               135,426
                                                                            --------------------- ---------------------

Cost of revenue:
Cost of equipment rentals.................................................           64,093                62,120
Rental equipment depreciation and lease expense, and vehicle
  depreciation............................................................           30,216                27,067
Cost of sales of equipment, merchandise, service, parts and supplies......           20,212                10,825
                                                                            --------------------- ---------------------
    Total cost of revenue.................................................          114,521               100,012
                                                                            --------------------- ---------------------
Gross profit .............................................................           51,322                35,414
Operating expenses:
Selling, general and administrative expenses..............................           29,142                23,948
Non-rental equipment depreciation and amortization........................            1,436                 1,748
                                                                            --------------------- ---------------------
Operating income..........................................................           20,744                 9,718
                                                                            --------------------- ---------------------
Other (income) expense:
Interest expense..........................................................            7,649                 3,885
Reversal of pre-petition tax liabilities..................................             (893)                    -
Other, net................................................................             (103)                 (175)
                                                                            --------------------- ---------------------
    Total other (income) expense..........................................            6,653                 3,710
                                                                            --------------------- ---------------------
Net income................................................................      $    14,091           $     6,008
                                                                            ===================== =====================

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                                                          Successor                       Predecessor
                                                                           Company                          Company
                                                          ----------------------------------------   ---------------------
                                                              Nine Months           Four Months           Five Months
                                                                 Ended                 Ended                 Ended
                                                          September 30, 2004     September 30, 2003       May 31, 2003
                                                         --------------------- --------------------- ---------------------
                                                              (unaudited)          (unaudited)       (restated-see Note 1)
                                                         (restated-see Note 1) (restated-see Note 1)
Revenue:
   Equipment rentals.............................        $      342,047         $      156,347       $      155,567
   Sales of equipment, merchandise, service,
      parts and supplies.........................                87,961                 21,005               20,499
                                                         --------------------- --------------------- ---------------------
        Total revenue............................               430,008                177,352              176,066
                                                         --------------------- --------------------- ---------------------

Cost of revenue:
   Cost of equipment rentals.....................               184,160                 82,390              103,367
   Rental equipment depreciation and lease
      expense, and vehicle depreciation..........                86,851                 36,391               57,801
   Cost of sales of equipment, merchandise,
      service, parts and supplies................                54,507                 14,183               18,764
                                                         --------------------- --------------------- ---------------------
        Total cost of revenue....................               325,518                132,964              179,932
                                                         --------------------- --------------------- ---------------------

Gross profit (loss)..............................               104,490                 44,388               (3,866)
Operating expenses:
   Selling, general and administrative expenses..                82,374                 32,054               37,173
   Non-rental equipment depreciation and
      amortization...............................                 5,271                  2,325                5,451
                                                         --------------------- --------------------- ---------------------
   Operating income (loss).......................                16,845                 10,009              (46,490)
                                                         --------------------- --------------------- ---------------------

Other (income) expense:
   Interest expense..............................                23,058                  5,045                3,164
   Reversal of pre-petition tax liabilities......                  (893)                     -                    -
   Other, net....................................                  (331)                  (212)                 (90)
                                                         --------------------- --------------------- ---------------------
        Total other (income) expense.............                21,834                  4,833                3,074
                                                         --------------------- --------------------- ---------------------

Income (loss) before reorganization items........                (4,989)                 5,176              (49,564)
Reorganization items, net........................                     -                      -           (1,401,121)
                                                         --------------------- --------------------- ---------------------
         Net income (loss).......................        $       (4,989)        $        5,176       $    1,351,557
                                                         ===================== ===================== =====================

Net income per share:
   Basic.........................................                                                    $        23.56
                                                                                                     =====================
   Diluted.......................................                                                    $        23.56
                                                                                                     =====================
Weighted average common shares outstanding:
   Basic.........................................                                                            57,364
                                                                                                     =====================
   Diluted.......................................                                                            57,364
                                                                                                     =====================

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                          Successor                       Predecessor
                                                                           Company                          Company
                                                          ----------------------------------------   ---------------------
                                                              Nine Months           Four Months           Five Months
                                                                 Ended                 Ended                 Ended
                                                          September 30, 2004     September 30, 2003       May 31, 2003
                                                         --------------------- --------------------- ---------------------
                                                              (unaudited)          (unaudited)       (restated-see Note 1)
                                                         (restated-see Note 1) (restated-see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................     $       (4,989)       $         5,176       $    1,351,557
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization....................             95,501                 35,987               43,886
   Provision for doubtful accounts..................              2,851                    742                3,211
   Non cash reorganization items....................                  -                      -           (1,424,231)
   Non cash interest charge.........................              2,163                    533                    -
   Loss on disposal of non rental equipment.........              1,295                      -                   35
   (Gain) loss on disposal of rental equipment......            (22,525)                (3,034)               1,093
   Changes in operating assets and liabilities:
    Accounts receivable.............................            (14,805)                (4,297)              (4,771)
    Inventories.....................................             (1,378)                (1,379)              (1,569)
    Prepaid expenses and other assets...............               (317)                   (74)               8,418
    Accounts payable................................             21,971                 24,345               10,557
    Accrued expenses and other liabilities..........             17,247                 (2,003)              17,919
    Liabilities subject to compromise...............                  -                      -               (1,960)
    Income taxes payable............................                (65)                   (28)                  (3)
                                                         --------------------- --------------------- ---------------------
    Net cash provided by operating activities.......             96,949                 55,968                4,142
                                                         --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment.......................           (150,432)               (88,146)             (15,793)
Purchases of property and equipment.................            (11,940)                (5,486)              (4,953)
Proceeds from disposal of rental equipment and
   vehicles.........................................             50,116                  7,856                8,855
Proceeds from disposal of non rental equipment......                  -                      -                   12
                                                         --------------------- --------------------- ---------------------
Net cash used in investing activities...............           (112,256)               (85,776)             (11,879)
                                                         --------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility.......................                  -                      -               24,608
Proceeds from issuance of convertible notes.........                  -                110,569                    -
Proceeds from issuance of preferred and common
   stock, net of expenses...........................                  -                 63,972                    -
Payment of debt issuance costs......................               (964)                (7,394)                   -
Repayments of debt subject to compromise............                  -                      -               (1,909)
Repayments of debt not subject to compromise........               (972)              (144,645)              (8,449)
                                                         --------------------- --------------------- ---------------------
Net cash (used in) / provided by financing
   activities..........................................          (1,936)                22,502               14,250
                                                         --------------------- --------------------- ---------------------
Net increase / (decrease) in cash and cash
   equivalents......................................            (17,243)                (7,306)               6,513
Cash and cash equivalents, beginning of period......             48,644                 13,453                6,940
                                                         --------------------- --------------------- ---------------------
Cash and cash equivalents, end of period............     $       31,401        $         6,147       $       13,453
                                                         ===================== ===================== =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.........................     $       12,027        $         2,639       $        1,740
                                                         --------------------- --------------------- ---------------------
     Cash paid for income taxes.....................     $           30        $             9       $            3
                                                         ===================== ===================== =====================

SUPPLEMENTAL SCHEDULE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
     Fixed assets acquired under financial
     obligations....................................     $        1,648        $        68,084       $       73,165
                                                         ===================== ===================== =====================
     Issuance of restricted stock...................     $          196        $             -       $            -
                                                         ===================== ===================== =====================

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(1)	General

Reporting Entity

           NationsRent Companies, Inc., together with its subsidiaries (the "Successor Company"), is one of the largest full-service rental companies in the United States. The Company (as defined below) offers a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers. The Company also sells new and used equipment, parts, merchandise and supplies, and provides maintenance and repair services.

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

Basis of Presentation

           The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003, as restated. The results of operations for interim periods are not necessarily indicative of the results which may be reported for the year ending December 31, 2004.

           The unaudited interim condensed consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Comprehensive income (loss) was equal to net income (loss) for all periods presented.

           In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of "Fresh-Start Reporting" in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan as well as adjustments for Fresh-Start Reporting have been recorded in the Company's unaudited condensed consolidated financial statements as of June 1, 2003. Therefore, as used in these financial statements, the term "Company" refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

           Between the date the Company filed for protection under the Bankruptcy Code on December 17, 2001 and its emergence from bankruptcy on the Effective Date, the Predecessor Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company's consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis that assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. Pursuant to SOP 90-7, revenue and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the unaudited interim condensed consolidated statements of operations separately as reorganization items. Professional fees related to the reorganization were expensed as incurred and interest expense was reported only to the extent that it was to be paid or was an allowed claim. See "—Note 3—Reorganization Items, Net."

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

Restatements

           The Company has restated the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to correct the under-accrual of incentive compensation bonuses by $1,268,000 and $1,286,000, respectively, and to correct the under-accrual of personal property taxes by $664,000 in such periods.

           The Company has restated all prior periods in the accompanying condensed consolidated statements of operations to correct the classification of vehicle depreciation expense from operating expenses to cost of revenue. The Company corrected the classification of these expenses in order to include all delivery costs in cost of revenue.

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

           The following tables summarize the impact of the corrections of the errors discussed above on previously reported financial information (in thousands):

                                                       As of and for the Nine Months Ended September 30, 2004
                                                     ----------------------------------------------------------
                                                     As Previously
                                                       Reported         Corrections                 As Restated
                                                     -------------      -----------                -------------

Balance Sheet:

  Accrued compensation and related taxes...........  $    11,081        $   1,286      (a)         $    12,367
  Accrued expenses and other liabilities...........       37,786            2,255      (b)(c)           40,041
    Total Liabilities .............................      434,552            3,541                      438,093

  Accumulated deficit..............................      (15,947)          (3,541)     (d)             (19,488)
    Total Stockholders' Equity.....................      183,652           (3,541)                     180,111

Statement of Operations:

  Cost of equipment rentals........................      182,014            2,146      (e)(f)          184,160
  Rental equipment depreciation and lease expense,
    and vehicle depreciation.......................       87,290             (439)     (g)(h)           86,851
  Cost of sales of equipment, merchandise,
    service, parts and supplies....................       53,992              515      (g)              54,507
    Total cost of revenue..........................      323,296            2,222      (i)             325,518

  Gross profit (loss)..............................      106,712           (2,222)     (i)             104,490

  Selling, general and administrative expenses.....       81,592              782      (j)(k)           82,374
  Non-rental equipment depreciation and
    amortization...................................        4,219            1,052      (l)               5,271

  Operating income (loss)..........................       20,901           (4,056)     (m)              16,845
  Income (loss) before reorganization items........         (933)          (4,056)     (m)              (4,989)
  Net income (loss)................................         (933)          (4,056)     (m)              (4,989)

Statement of Cash Flows:

  Net income (loss)................................         (933)          (4,056)     (m)              (4,989)
  Depreciation and amortization....................       94,888              613      (g)(h)(l)        95,501
  (Gain) loss on disposal of rental equipment......      (21,498)          (1,027)     (n)             (22,525)
  Accrued expenses and other liabilities...........       14,319            2,928      (o)              17,247
    Net cash provided by operating activities......       98,491           (1,542)                      96,949

  Proceeds from disposal of rental equipment and
    vehicles.......................................       48,574            1,542      (p)              50,116
    Net cash used in investing activities..........  $  (113,798)       $   1,542                  $  (112,256)

____________________

(a)	The correction for the under-accrual of incentive compensation bonuses at September 30, 2004.

(b)	The correction for the $664,000 under-accrual of personal property taxes at September 30, 2004.

(c)	Reflects the adjustment of $1,591,000 to accrue for additional lease expense as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(d)	The impact of corrections described in notes (a) (b) and (c) above.

(e)	The correction for the $666,000 under-accrual of store-level incentive compensation bonuses for the nine months ended September 30, 2004 and for the $555,000 under-accrual of personal property taxes for the three months ended September 30, 2004.

(f)	Reflects the adjustment to increase lease expense by $925,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(g)	The reclassification of the $515,000 gain on disposal of vehicles from "cost of sales of equipment, merchandise, service, parts and supplies" to offset "rental equipment depreciation and lease expense, and vehicle depreciation."

(h)	Reflects the adjustment to increase depreciation related to vehicles by $76,000 for the nine months ended September 30, 2004. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $76,000 in the six months ended June 30, 2004 which should have been recorded in the seven months ended December 31, 2003.

(i)	The impact of the corrections described in notes (e) (f) and (h) above.

(j)	The correction for the $620,000 under-accrual of region/district-level incentive compensation bonuses and the recording of a $109,000 accrual for potential property tax penalties for the three months ended September 30, 2004.

(k)	Reflects the adjustment to increase lease expense by $53,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(l)	Reflects the adjustment to increase depreciation related to leasehold improvements by $1,052,000 for the nine months ended September 30, 2004. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $1,052,000 in the six months ended June 30, 2004 which should have been recorded in the seven months ended December 31, 2003.

(m)	The impact of corrections described in notes (e), (f), (h), (j), (k) and (l) above.

(n)	In connection with the reclassification of gains and losses on disposal of vehicles, the Company originally removed $1,542,000 representing the proceeds from the disposal of vehicles from "gain (loss) on disposal of rental equipment." The correction only removes $515,000 of gains on disposal of vehicles from this account.

(o)	The impact of corrections described in notes (e), (f), (j) and (k) above.

(p)	The correction to properly reflect proceeds from the disposal of vehicles.

                                                               Three Months Ended September 30, 2004
                                                     ----------------------------------------------------------
                                                     As Previously
                                                       Reported         Corrections                 As Restated
                                                     -------------      -----------                -------------

Statement of Operations:

  Cost of equipment rentals........................  $    61,672        $   2,421  (a)(b)(c)(d)      $  64,093
  Rental equipment depreciation and lease expense,
    and vehicle depreciation.......................       30,451             (235) (e)                  30,216
  Cost of sales of equipment, merchandise,
    service, parts and supplies....................       19,977              235  (e)                  20,212
     Total cost of revenue.........................      112,100            2,421  (f)                 114,521

  Gross profit ....................................       53,743           (2,421) (f)                  51,322

  Selling, general and administrative expenses.....       27,687            1,455  (g)(h)(i)(j)         29,142

  Operating income.................................       24,620           (3,876) (k)                  20,744
  Net income.......................................  $    17,967        $  (3,876) (k)               $  14,091

____________________

(a)	To record the reversal of the $958,000 adjustment related to the correction of the write down of capitalized betterment costs, which was previously recorded and disclosed in the condensed consolidated financial statements for the three and nine months ended September 30, 2004.

(b)	The correction for the $600,000 under-accrual of store-level incentive compensation bonuses for the three months ended September 30, 2004.

(c)	The correction for the $555,000 under-accrual of personal property taxes for the three months ended September 30, 2004.

(d)	Reflects the adjustment to increase lease expense by $308,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(e)	The reclassification of the gain on disposal of vehicles from "cost of sales of equipment, merchandise, service, parts and supplies" to offset "rental equipment depreciation and lease expense, and vehicle depreciation."

(f)	The impact of corrections described in notes (a), (b), (c) and (d) above.

(g)	To record the reversal of $989,000 relating to the correction for cooperative advertising receivables, which was previously recorded and disclosed in the condensed consolidated financial statements for the three months ended September 30, 2004, and to properly record $329,000 of cooperative advertising for the three months ended September 30, 2004.

(h)	The correction of $668,000 related to the under-accrual of region/district-level incentive compensation bonuses for the three months ended September 30, 2004.

(i)	The accrual of $109,000 related to under-accrual of potential property tax penalties for the three months ended September 30, 2004.

(j)	Reflects the adjustment to increase lease expense by $18,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(k)	The impact of corrections described in notes (a), (b), (c), (d), (g), (h), (i) and (j) above.

                                                                       As of December 31, 2003
                                                     ----------------------------------------------------------
                                                     As Previously
                                                       Reported         Corrections                 As Restated
                                                     -------------      -----------                -------------

Balance Sheet:

  Property and equipment, net......................  $    60,948        $   1,128      (a)         $    62,076
     Total Assets..................................      578,635            1,128                      579,763

  Accrued expenses and other liabilities...........       28,561              613      (b)              29,174
     Total liabilities.............................      397,467              613                      398,080

  Accumulated deficit..............................      (15,014)             515      (a)(b)          (14,499)
     Total Stockholders' Equity....................      181,168              515                      181,683
     Total Liabilities and Stockholders' Equity....  $   578,635        $   1,128                  $   579,763

____________________

(a)	The $1,128,000 correction for over-depreciation of non-rental assets since the Effective Date. The original correction was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004.

(b)	Reflects the adjustment of $613,000 to accrue for additional lease expense as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

                                                                Four Months Ended September 30, 2003
                                                     ----------------------------------------------------------
                                                     As Previously
                                                       Reported         Corrections                 As Restated
                                                     -------------      -----------                -------------

Statement of Operations:

  Cost of equipment rentals........................  $    82,060        $     330      (a)         $     82,390
  Rental equipment depreciation and lease
    expense, and vehicle depreciation..............       36,488              (97)     (b)(c)            36,391
  Cost of sales of equipment, merchandise,
    service, parts and supplies....................       14,130               53      (b)               14,183
     Total cost of revenue.........................      132,678              286      (d)              132,964

  Gross profit (loss)..............................       44,674             (286)     (d)               44,388

  Selling, general and administrative expenses.....       32,034               20      (e)               32,054
  Non-rental equipment depreciation and
    amortization...................................        2,927             (602)     (f)                2,325

  Operating income (loss)..........................        9,713              296      (g)               10,009
  Income (loss) before reorganization items........        4,880              296      (g)                5,176
  Net income (loss)................................        4,880              296      (g)                5,176

Statement of Cash Flows:

  Net income (loss)................................        4,880              296      (g)                5,176
  Depreciation and amortization....................       36,686             (699)     (b) (c)(f)        35,987
    (Gain) loss on disposal of rental equipment....       (2,982)             (52)     (h)               (3,034)
  Accrued expenses and other liabilities...........       (2,353)             350      (a) (e)           (2,003)
    Net cash provided by operating activities......       56,073             (105)                       55,968

  Proceeds from disposal of rental equipment and
    vehicles.......................................        7,751              105      (i)                7,856
    Net cash used in investing activities..........   $  (85,881)       $     105                  $    (85,776)

____________________

(a)	Reflects the adjustment to increase lease expense by $330,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(b)	The reclassification of the $53,000 gain on disposal of vehicles from "cost of sales of equipment, merchandise, service, parts and supplies" to offset "rental equipment depreciation and lease expense, and vehicle depreciation."

(c)	Reflects the adjustment to decrease depreciation related to vehicles by $44,000 for the four months ended September 30, 2003. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $44,000 in the six months ended June 30, 2004 which should have been recorded in the four months ended September 30, 2003.

(d)	The impact of the corrections described in notes (a) and (c) above.

(e)	Reflects the adjustment to increase lease expense by $20,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(f)	Reflects the adjustment to decrease depreciation related to leasehold improvements by $602,000 for the four months ended September 30, 2003. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $602,000 in the six months ended June 30, 2004 which should have been recorded in the four months ended September 30, 2003.

(g)	The impact of corrections described in notes (a), (c), (e) and (f) above.

(h)	In connection with the reclassification of gains and losses on disposal of vehicles, the Company originally removed $105,000 representing the proceeds from the disposal of vehicles from "gain (loss) on disposal of rental equipment." The correction only removes $53,000 of gains on disposal of vehicles from this account.

(i)	The correction to properly reflect proceeds from the disposal of vehicles.

                                                                Three Months Ended September 30, 2003
                                                     ----------------------------------------------------------
                                                     As Previously
                                                       Reported         Corrections                 As Restated
                                                     -------------      -----------                -------------

Statement of Operations:

  Cost of equipment rentals........................  $    61,873        $     247      (a)         $     62,120

  Rental equipment depreciation and lease
    expense, and vehicle depreciation..............       27,146              (79)     (b)(c)            27,067
  Cost of sales of equipment, merchandise,
    service, parts and supplies....................       10,778               47      (b)               10,825
     Total cost of revenue.........................       99,797              215      (d)              100,012

  Gross profit.....................................       35,629             (215)     (d)               35,414

  Selling general and administrative expenses......       23,933               15      (e)               23,948

  Non-rental equipment depreciation and
    amortization...................................        2,198             (450)     (f)                1,748

  Operating income.................................        9,498              220      (g)                9,718
  Net income.......................................  $     5,788        $     220      (g)         $      6,008

____________________

(a)	Reflects the adjustment to increase lease expense by $247,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(b)	The reclassification of the $47,000 gain on disposal of vehicles from "cost of sales of equipment, merchandise, service, parts and supplies" to offset "rental equipment depreciation and lease expense, and vehicle depreciation."

(c)	Reflects the adjustment to decrease depreciation related to vehicles by $32,000 for the three months ended September 30, 2003. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $32,000 in the six months ended June 30, 2004 which should have been recorded in the three months ended September 30, 2003.

(d)	The impact of the correction described in note (a) and (c) above.

(e)	Reflects the adjustment to increase lease expense by $15,000 as a result of straight-lining lease expense over the initial term of the lease plus any option renewal terms where the leases contain fixed rent escalators. This treatment is consistent with the periods used for the amortization of the Company's leasehold improvements.

(f)	Reflects the adjustment to decrease depreciation related to leasehold improvements by $450,000 for the three months ended September 30, 2003. An adjustment to correct for the over-depreciation of non-rental assets since the Effective Date was previously recorded and disclosed in the condensed consolidated financial statements for the three and six months ended June 30, 2004. The entry reduced non-rental depreciation expense by $450,000 in the six months ended June 30, 2004 which should have been recorded in the three months ended September 30, 2003.

(g)	The impact of corrections described in notes (a), (c), (e) and (f) above.

                                                                   Five Months Ended May 31, 2003
                                                     ----------------------------------------------------------
                                                     As Previously
                                                       Reported         Corrections                 As Restated
                                                     -------------      -----------                -------------

Statement of Operations:

  Sales of equipment, merchandise, service,
    parts and supplies.............................  $    20,486        $      13      (a)         $     20,499
     Total revenue.................................      176,053               13                       176,066

  Rental equipment depreciation and
    lease expense, and vehicle depreciation........       57,793                8      (b)               57,801
  Cost of sales of equipment, merchandise,
    service, parts and supplies....................       18,759                5      (b)               18,764
     Total cost of revenue.........................      179,919               13      (c)              179,932

Statement of Cash Flows:

  Depreciation and amortization.....................      43,878                8      (b)               43,886
    (Gain) loss on disposal of rental equipment.....       1,122              (29)     (d)                1,093
    Net cash provided by operating activities.......       4,163              (21)                        4,142

  Proceeds from disposal of rental equipment and
    vehicles........................................       8,834               21      (e)                8,855
    Net cash used in investing activities........... $   (11,900)       $      21                  $    (11,879)

____________________

(a)	In connection with the reclassification of revenue associated with disposals of vehicles from "sales of equipment, merchandise, service, parts and supplies" to "cost of sales of equipment, merchandise, service, parts and supplies," the Company originally reclassified $21,000. The correction only reclassifies $8,000 of revenue from this account.

(b)	The reclassification of $8,000 of revenue and $16,000 of costs associated with disposal of vehicles resulting in a net loss of $8,000 on vehicle disposals being recorded as an increase to "rental equipment depreciation and lease expense, and vehicle depreciation."

(c)	The impact of the correction described in note (b) above.

(d)	The correction to properly reflect losses on disposal of vehicles from this account.

(e)	The correction to properly reflect proceeds from the disposal of vehicles.

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

           Debt consists of the following (in thousands):

                                                                   Successor Company
                                                            ------------------------------
                                                            September 30,     December 31,
                                                                 2004             2003
                                                            -------------     ------------
          Senior secured notes payable, net of
            unamortized discount of $7,380 in
            2004 and $8,275 in 2003, bearing
            interest at 9.5%, interest payable
            semi-annually and principal
            payable in October 2010......................    $   242,620      $   241,725
          Postpetition notes payable, bearing
            interest at prime, interest and
            principal payable in January 2007...........             364            1,350
          Convertible subordinated notes
            payable, bearing interest at 6.5%,
            interest payable quarterly and
            principal payable in June 2008..............          45,211           45,211
          Capital lease obligations payable in
            monthly installments through
            April 2005..................................             951                -
                                                            -------------     ------------
                Total Debt...............................    $   289,146      $   288,286
                                                            =============     ============

Senior Secured Notes

           In October 2003, the Company completed the sale of $250,000,000 aggregate principal amount of 9.5% senior secured notes (the "Offering") due 2010. The net proceeds from the Offering were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases and for other general corporate purposes. The notes are secured by substantially all of the Company's equipment rental fleet other than titled vehicles. The Company may redeem all of the senior secured notes on or after October 15, 2007. The Company may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.50% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued remain outstanding after such redemption. The notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

           The indenture governing the notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including those limiting the Company's ability to incur additional indebtedness or enter into sale and leaseback transactions; pay dividends, redeem stock or make other distributions; issue stock of the Company's subsidiaries; make certain investments or acquisitions; grant liens on assets; enter into transactions with affiliates; merge, consolidate or transfer substantially all of the Company's assets; and transfer and sell assets. The Company is also required to maintain a minimum collateral coverage ratio. The indenture also contains various customary events of default, including an event of default upon failure to pay at final maturity, or acceleration of the final maturity of, any other indebtedness that aggregates $10,000,000 or more.

Postpetition Notes Payable

           The Company renegotiated certain equipment leases as part of its Chapter 11 proceedings. The Company has entered into settlement agreements with respect to certain of those equipment leases. As part of such settlements, the Company acquired the equipment underlying such leases and issued notes payable to the lessors.

Convertible Subordinated Notes Payable

           The Successor Company issued $45,211,000 aggregate principal amount of 6.5% subordinated convertible promissory notes, or the convertible subordinated notes, on the Effective Date in accordance with the terms of the Plan. The convertible subordinated notes have features that allow the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242.00 per share. The convertible subordinated notes are callable at any time at the Company's option. Calls within the first two years are at 103.25% of par if in connection with a sale of the Company or other business combination, or otherwise at 106.5%. Calls after the first two years are at par. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the convertible subordinated notes until further notice in accordance with their terms. As of December, 31, 2003 and September 30, 2004, related parties owned of record approximately $22,309,000 of the convertible subordinated notes payable. Accrued interest on the notes held by related parties was $806,000 as of December 31, 2003 and $1,949,000 as of September 30, 2004 and is included in accrued expenses and other liabilities for the applicable dates. During the three months ended September 30, 2003 and September 30, 2004, interest expense for the notes held by related parties was approximately $366,000 and $390,000, respectively. For the four months of the Successor Company ended September 30, 2003 and the nine months ended September 30, 2004, interest expense for the notes held by related parties was approximately $433,000 and $1,143,000, respectively.

Capital Lease Obligations

           Capital lease obligations represent leases that meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States.

Credit Facility

           On the Effective Date, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) with Wachovia Bank as agent (the "Amended Credit Facility" or the "Working Capital Facility") and repaid all amounts outstanding under the Credit Facility with the proceeds of the Offering. The Amended Credit Facility can be used to make capital expenditures, enter into standby letters of credit, or for working capital or other general corporate purposes. The Amended Credit Facility is scheduled to expire in June 2007. Under the terms of the Amended Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable and titled vehicles. Borrowings under the amended revolver bear interest at either the Wachovia Bank base rate plus a percentage ranging from 1.25% to 1.75%, or at the Company's option, the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 2.75% to 3.25%. Letters of credit bear interest at a rate ranging from 2.75% to 3.25%. There is an unused commitment fee of 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended Credit Facility is secured by a first priority perfected security interest in all of the Company's tangible and intangible assets, except for its rental equipment, inventory and real estate.

           The Company's Working Capital Facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, the Company must maintain a debt to cash flow ratio of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2004, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2005 through and including the fiscal quarter ending December 31, 2005, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. As of September 30, 2004, the Company had a debt to cash flow ratio of 2.14 to 1.00.

           As of September 30, 2004, there were no outstanding cash borrowings. The Company had $22,784,000 of outstanding letters of credit under the Amended Credit Facility.

(3)	Reorganization Items, Net

           Expenses and income directly incurred as a result of the Predecessor Company's Chapter 11 proceedings have been segregated from normal operations and are disclosed separately. The major components of such are as follows (in thousands):

                                                                       Predecessor Company
                                                                       -------------------
                                                                           Five Months
                                                                              Ended
                                                                           May 31, 2003
                                                                       -------------------
Gain on extinguishment of debt and settlement of operating leases...     $    (930,884)
Fresh start valuation adjustments...................................          (494,748)
Professional fees...................................................            15,207
Employee expenses...................................................             7,212
Facility closures...................................................               114
Interest income.....................................................                (5)
Other...............................................................             1,983
                                                                       -------------------
         Total reorganization items.................................     $  (1,401,121)
                                                                       ===================

           Gains on settlement of operating leases and extinguishment of debt represent the settlement of certain equipment operating leases and debt for amounts less than the Predecessor Company's recorded obligations. Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of retention bonuses paid under a retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. Facility closure costs consist of miscellaneous charges related to the closing of the stores identified in the reorganization. Interest income consists of interest earned on excess cash balances. Reorganization items excluding the gains on settlement of operating leases and extinguishment of debt were cash charges.

(4)	Change in Depreciation Estimate

           At the Effective Date, the Company changed the useful lives and salvage values for certain of its rental assets to reflect the new management's change in fleet strategy and therefore to better allocate the cost of the rental assets over the time that such assets are in its rental fleet. This change in estimate resulted in an increase in rental equipment depreciation expense of approximately $15,278,000 for the three months ended September 30, 2004 and $31,091,000 for the nine months ended September 30, 2004.

(5)	Restricted Stock

           On the Effective Date, the Company adopted a restricted stock plan (the "Restricted Stock Plan"), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company's Board of Directors or any Committee thereof (if so delegated by the Board of Directors) shall determine. The Company accounts for restricted stock awards in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

           The Company did not issue shares of common stock under the Restricted Stock Plan during the third quarter of 2004. During the nine months ended September 30, 2004, the Company issued 2,732 shares of common stock valued at $71.59 per share to certain of its directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders' equity in the unaudited condensed consolidated balance sheets. As of September 30, 2004, there were an aggregate of 128,349 shares of restricted stock outstanding under the Restricted Stock Plan. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting periods of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognized compensation expense for restricted stock of $3,418,000 during the first nine months of 2004. Additionally, the Company made "gross-up" payments in the amount of $157,000 related to the restricted shares issued during the first nine months of 2004. Compensation expense is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

(6)	Predecessor Company Stock Option Plans

           Prior to its emergence from bankruptcy, the Company accounted for stock option arrangements in accordance with APB No. 25 and accordingly, recognized no compensation expense for the stock option arrangements with employees or directors since the stock options were granted at exercise prices at or greater than the fair market value of the shares at the date of grant. The Company followed the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Stock-Based Compensation—Transition and Disclosure."

           Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 as amended by SFAS No. 148, as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. Upon the Effective Date of the Plan, all options under the Predecessor Company's stock option plans were cancelled and such plans terminated. If compensation cost for all options previously granted had been determined based on the fair value at the grant date consistent with SFAS No. 123, the Predecessor Company's net income and earnings per share would have been as follows (in thousands, except per share data):

                                                                             Predecessor
                                                                               Company
                                                                            --------------
                                                                             Five Months
                                                                                Ended
                                                                             May 31, 2003
                                                                            --------------
Reported net income....................................................      $  1,351,557
Pro forma stock based compensation expense, net of tax.................              (608)
                                                                            --------------
Pro forma net income...................................................      $  1,350,949
                                                                            ==============
Reported earnings per share............................................      $      23.56
                                                                            ==============
Pro forma earnings per share...........................................      $      23.55
                                                                            ==============

           Pursuant to the Plan, no value or other distribution was made on account of the Predecessor Company's stock option plans.

(7)	Seasonality

           The Company's revenue and results of operations are dependent upon activity in the construction industry in the markets it serves. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where the Company operates. Because of this variability in demand, the Company's quarterly revenue and results of operations may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

(8)	Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share for the Predecessor Company (in thousands, except per share data):

                                                                   Predecessor Company
                                                                   -------------------
                                                                       Five Months
                                                                          Ended
                                                                       May 31, 2003
                                                                   -------------------
Numerator:
Net income - basic and diluted.................................     $       1,351,557
                                                                   ===================

Denominator:
Weighted average shares - basic and diluted....................                57,364
                                                                   ===================

Basic and diluted earnings per share...........................     $           23.56
                                                                   ===================
(9)	Taxes

           The Company did not record a provision for income taxes in the three-month and nine-month periods ended September 30, 2004, three-month period ended September 30, 2003, four-month period ended September 30, 2003 or five-month period ended May 31, 2003. The tax provisions for the periods are significantly different than the provisions expected from applying the federal statutory rate to pre-tax income (or loss) primarily due to the valuation allowance established for the Company's deferred tax assets.

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

           On November 15, 2004, the Company filed a Form 12b-25 with the SEC stating that the Company could not complete its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 due to a delay in obtaining and compiling information required to be included in such report, which delay could not be eliminated by the Company without unreasonable effort and expense. Pursuant to the indenture governing the Company's senior secured notes (described in Note 2), if the Company is required to file a Quarterly Report on Form 10-Q with the SEC the Company must file such report within the time period specified in the SEC's rules and regulations and provide a copy of such report to the trustee. On November 16, 2004, the Company received a notice from the trustee that under the indenture, failure to observe or perform any covenant in the indenture could constitute an event of default if not remedied within 30 days of the date of the notice. In the case of an event of default, the entire principal amount of the senior secured notes plus interest accrued to such date would be accelerated by the trustee and become immediately due and payable by the Company. By filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 on November 22, 2004, the Company cured the default.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

           You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes. Upon emergence in June 2003 from bankruptcy proceedings under Chapter 11 (referred to herein as "Chapter 11") of Title 11 of the United States Code, known as the Bankruptcy Code, we adopted the provisions of Fresh-Start Reporting in the American Institute of Certified Public Accountants' (referred to herein as "AICPA") Statement Of Position (referred to herein as "SOP") 90-7 that resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The allocation of the reorganization value of the Company to its assets in conformity with Statement of Financial Accounting Standards (referred to herein as "SFAS") No. 141, "Business Combinations" materially changed the amounts previously recorded in our consolidated financial statements prior to emergence. As a result, there are certain items in such financial statements that are not comparable. As used in these financial statements, the term "Company" refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003), and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003).

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

           We believe better pricing for sales and rentals is, in part, a function of industry and economic conditions. The primary drivers impacting pricing are nonresidential construction activity and the supply of equipment in the U.S. market relative to demand. Improving nonresidential construction during 2004 and the recent abatement of the over-supply of construction equipment in the U.S. market has led to a greater demand for our services which, in turn, has had a positive impact on the revenue we generate from rentals and equipment sales. In addition, our revenues were positively impacted by our increased penetration in other segments of the construction market through the ramping up of revenue at NationsRent at Lowe's stores opened in 2002 and 2003.

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

Restatements

           We restated the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to correct the under-accrual of incentive compensation bonuses by $1.3 million and personal property taxes by $0.7 million in such periods.

           We restated all prior periods to correct the classification of vehicle depreciation expense from operating expenses to cost of revenue. We corrected the classification of these expenses in order to include all delivery costs in cost of revenue.

           We corrected the classification of revenue and cost association with the disposal of our vehicles for all periods. We now record the net gain or loss, defined as gross proceeds less net book value, as an offset to "rental equipment depreciation and lease expense, and vehicle depreciation." We consider the gain or loss on vehicles sold as an adjustment to vehicle depreciation.

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

           As of the Effective Date, the fair value of each of our assets and liabilities was determined. The excess of the fair value of these assets and liabilities over the Company's reorganization value, in accordance with SFAS No. 141, "Business Combinations," or negative goodwill, was allocated to our long-lived assets, including our rental fleet. The result of such allocation of negative goodwill primarily to our rental fleet was that the value of our rental fleet was written down below its fair value by approximately $179.4 million. As a result, our gross profit on the disposal of such rental fleet in the normal course of business will be favorably impacted until the rental fleet is sold and replaced, which we expect will occur in the normal course of our business over the next five to seven years.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

                                                               Three Months Ended                 Variance
                                                                  September 30,            Favorable/(Unfavorable)
                                                           ---------------------------   ---------------------------
                                                               2004           2003             $              %
                                                           ------------   ------------   -------------   -----------
                                                                  (unaudited)
                                                           (as restated) (as restated)
                                                                           (dollars in thousands)
Revenue:
Equipment rentals...................................       $   132,500    $   119,227    $    13,273         11.1%
Sales of equipment, merchandise, service, parts and
   supplies.........................................            33,343         16,199         17,144        105.8
                                                           ------------   ------------   -------------   -----------
Total revenue.......................................           165,843        135,426         30,417         22.5
                                                           ------------   ------------   -------------   -----------

Cost of revenue:
Cost of equipment rentals...........................            64,093         62,120         (1,973)        (3.2)
Rental equipment depreciation and lease expense, and
   vehicle depreciation ............................            30,216         27,067         (3,149)       (11.6)
Cost of sales of equipment, merchandise, service,
   parts and supplies...............................            20,212         10,825         (9,387)       (86.7)
                                                           ------------   ------------   -------------   -----------
Total cost of revenue...............................           114,521        100,012        (14,509)       (14.5)
                                                           ------------   ------------   -------------   -----------

Gross profit:
Gross profit on equipment rentals including
   depreciation and lease expense...................            38,191         30,040          8,151         27.1
Gross profit on sales of equipment, merchandise,
   service, parts and supplies......................            13,131          5,374          7,757        144.3
                                                           ------------   ------------   -------------   -----------
Total gross profit .................................            51,322         35,414         15,908         44.9
                                                           ------------   ------------   -------------   -----------

Operating expenses:
Selling, general and administrative expenses........            29,142         23,948         (5,194)       (21.7)
Non-rental equipment depreciation and amortization..             1,436          1,748            312         17.8
                                                           ------------   ------------   -------------   -----------
Operating income....................................            20,744          9,718         11,026        113.5
                                                           ------------   ------------   -------------   -----------

Interest expense, net...............................             7,649          3,885         (3,764)       (96.9)
Reversal of pre-petition tax liabilities............              (893)            --            893
Other, net..........................................              (103)          (175)           (72)       (41.1)
                                                           ------------   ------------   -------------   -----------
                                                                 6,653          3,710         (2,943)       (79.3)
                                                           ------------   ------------   -------------   -----------

Net income..........................................       $    14,091    $     6,008    $     8,083        134.5%
                                                           ============   ============   =============   ===========

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

           The primary drivers for the increase in sales of equipment, merchandise, service, parts and supplies were increases of $10.6 million, or 173.8%, in sales of used equipment and $5.3 million, or 108.9%, in sales of new equipment. The improving market conditions for equipment and a continued emphasis on selling equipment led to the increase in equipment sales during 2004.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 25.2% in the third quarter of 2003 to 28.8% for the same period in 2004. Gross profit on equipment rentals was positively impacted:

•	by a $13.3 million increase in revenue; and

•	the elimination of $1.9 million of lease expense related to operating leases that were bought out as part of the senior secured notes offering in October 2003.

           Gross profit on equipment rentals was negatively impacted by a $4.7 million net increase in depreciation expense that resulted from rental fleet additions when we bought out certain leases. Such net increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of the adoption of Fresh-Start Reporting, as discussed above.

           Upon emergence from bankruptcy, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management's change in fleet strategy and therefore better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets. The change in accounting estimates resulted in an increase of rental equipment depreciation expense of approximately $15.3 million for the three months ended September 30, 2004.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 33.2% in the third quarter of 2003 to 39.4% for the same period in 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by Fresh-Start Reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the disposal of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the third quarter of 2004, $9.0 million of our gross profit was attributable to sales of used equipment, of which $2.7 million was the result of implementing Fresh-Start Reporting as follows:

•	Equipment which was originally assigned a fair value of $14.9 million upon emergence from bankruptcy was written down by $6.3 million to a value of $8.6 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $3.6 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-Start Reporting.

           During the third quarter of 2003, $2.7 million of our gross profit was attributable to sales of used equipment, of which $2.4 million was the result of Fresh-Start Reporting as follows:

•	Equipment which was originally assigned a fair value of $5.9 million upon emergence from bankruptcy was written down by $2.7 million to a value of $3.2 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $0.3 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-Start Reporting.

           Excluding the Fresh-Start adjustments, the normalized gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 18.3% in the third quarter of 2003 to 31.2% for the same period in 2004. The increase in the normalized margin is primarily related to the increase in the margin on sales of used equipment from 5.2% in 2003 to 37.4% in 2004. In the second half of 2003, following our emergence from bankruptcy, we sold older fleet at auctions at narrower margins. As market conditions improved during 2004, we continued our focus on equipment sales targeting more sales through retail channels at higher margins.

           Operating expenses. The increase in operating expenses was primarily due to:

•	$4.6 million of compensation expense and sales commissions expense related to additional employees to support the increase in revenue discussed above and an incentive compensation plan initiated by our new management team during 2004 in support of the key initiatives discussed in the subsection entitled "Overview";

•	$0.8 million of auto allowance expense due to the inception of a car allowance program; and

•	$0.3 million of compensation expense for the three months ended September 30, 2004 related to the amortization of restricted stock awards made to the new management team.

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

           Selling, general and administrative expenses as a percentage of total revenue were 17.6% and 17.7% for the three months ended September 30, 2004 and the three months ended September 30, 2003, respectively.

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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

                                                               Nine Months Ended                   Variance
                                                                 September 30,             Favorable/(Unfavorable)
                                                           --------------------------    ---------------------------
                                                               2004           2003            $               %
                                                           -----------    -----------    -----------     -----------
                                                                  (unaudited)
                                                          (as restated)  (as restated)
                                                                           (dollars in thousands)
Revenue:
Equipment rentals...................................       $   342,047    $   311,914    $    30,133          9.7%
Sales of equipment, merchandise, service, parts and
   supplies.........................................            87,961         41,504         46,457        111.9
                                                           -----------    -----------    -----------     -----------
Total revenue.......................................           430,008        353,418         76,590         21.7
                                                           -----------    -----------    -----------     -----------

Cost of revenue:
Cost of equipment rentals...........................           184,160        185,757          1,597          0.9
Rental equipment depreciation and lease expense, and
   vehicle depreciation ............................            86,851         94,192          7,341          7.8
Cost of sales of equipment, merchandise, service,
   parts and supplies...............................            54,507         32,947        (21,560)       (65.4)
                                                           -----------    -----------    -----------     -----------
Total cost of revenue...............................           325,518        312,896        (12,622)        (4.0)
                                                           -----------    -----------    -----------     -----------

Gross profit:
Gross profit on equipment rentals including
   depreciation and lease expense...................            71,036         31,965         39,071        122.2
Gross profit on sales of equipment, merchandise,
   service, parts and supplies......................            33,454          8,557         24,897        291.0
                                                           -----------    -----------    -----------     -----------
Total gross profit .................................           104,490         40,522         63,968        157.9
                                                           -----------    -----------    -----------     -----------

Operating expenses:
Selling, general and administrative expenses........            82,374         69,227        (13,147)       (19.0)
Non-rental equipment depreciation and amortization..             5,271          7,776          2,505         32.2
                                                           -----------    -----------    -----------     -----------
Operating income (loss).............................            16,845        (36,481)        53,326
                                                           -----------    -----------    -----------     -----------

Interest expense, net...............................            23,058          8,209        (14,849)      (180.9)
Reversal of pre-petition tax liabilities............              (893)             -            893
Other, net..........................................              (331)          (302)            29          9.6
                                                           -----------    -----------    -----------     -----------
                                                                21,834          7,907        (13,927)      (176.1)
                                                           -----------    -----------    -----------     -----------

Loss before reorganization Items....................            (4,989)       (44,388)        39,399         88.8
Reorganization items, net...........................                 -     (1,401,121)    (1,401,121)      (100.0)
                                                           -----------    -----------    -----------     -----------
Net income (loss)...................................       $    (4,989)   $ 1,356,733    $(1,361,722)            %
                                                           ===========    ===========    ===========     ===========

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

           The primary drivers for the increase in sales of equipment, merchandise, service, parts and supplies were increases of $32.0 million, or 192.6%, in sales of used equipment and $10.5 million, or 93.4%, in sales of new equipment. Upon our emergence from bankruptcy in June 2003, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. This, coupled with the improving market conditions for used equipment, led to an emphasis on used equipment sales beginning in July 2003. The remaining increase was driven by the new management team's focus on sales of new equipment and related merchandise.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense, increased from 10.2% in the nine months ended September 30, 2003 to 20.8% in the nine months ended September 30, 2004. Gross profit on equipment rentals was positively impacted by:

•	a $30.1 million increase in revenue; and

•	the elimination of $29.0 million of lease expense related to operating leases that were eliminated when we rejected or bought out the leases as part of the plan and subsequent recapitalization of the Company in June 2003 and with the proceeds from the senior secured notes.

           Gross profit on equipment rentals was negatively impacted by:

•	a $14.8 million net increase in depreciation expense that resulted from rental fleet additions when we bought out certain leases and from a change in our depreciation estimates, as discussed below. Such increase in depreciation expense was partially offset by the write-down of our rental fleet as a result of our adoption of Fresh-Start Reporting, as discussed above; and

•	a $4.9 million increase in repair and maintenance expense primarily related to the increase in rental revenue discussed above and an increase in the average age of our rental fleet from approximately 45.9 months in 2003 to approximately 48.4 months in 2004.

           Upon emergence from bankruptcy, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management's change in fleet strategy and therefore better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets. The change in accounting estimates resulted in an increase of rental equipment depreciation expense of approximately $31.1 million for the nine months ended September 30, 2004.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 20.6% in the nine months ended September 30, 2003 to 38.0% for the nine months ended September 30, 2004. As discussed above, in connection with our emergence from bankruptcy, we applied the principles required by Fresh-Start Reporting and the value of our rental fleet was written down below its fair value. Accordingly, upon the disposal of these assets in the ordinary course of business, we would expect a higher margin until these assets are replaced. During the nine months ended September 30, 2004, $23.3 million of our gross profit was attributable to disposal of used equipment, of which $11.5 million was the result of implementing Fresh-Start Reporting as follows:

•	Equipment which was originally assigned a fair value of $48.5 million upon emergence from bankruptcy was written down by $20.7 million to a value of $27.8 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $9.2 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-Start Reporting.

           During the nine months ended September 30, 2003, $2.5 million of our gross profit was attributable to sales of used equipment, of which $2.9 million was the result of Fresh-Start Reporting as follows:

•	Equipment which was originally assigned a fair value of $6.9 million upon emergence from bankruptcy was written down by $3.2 million to a value of $3.7 million; and

•	Depreciation expense associated with the equipment that was sold during the period was $0.3 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-Start Reporting.

           Excluding the Fresh-Start adjustments, the normalized gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 13.8% during the first nine months of 2003 to 24.9% for the same period in 2004. The increase in the normalized margin is primarily related to the increase in the margin on sales of used equipment from a loss in 2003 to 24.2% in 2004. We sold used equipment at a loss during the first nine months of 2003. As market conditions improved during 2004, we continued our focus on equipment sales targeting more sales through retail channels at higher margins.

           Operating expenses. The increase in operating expenses was primarily due to:

•	$8.9 million of compensation expense and sales commissions expense related to the increase in revenue discussed above and an incentive compensation plan put in place by our new management team during 2004 in support of the key initiatives discussed in the overview above;

•	$3.4 million of compensation expense for the nine months ended September 30, 2004 related to the amortization of restricted stock awards made to the new management team; and

•	$1.8 million of auto allowance expense due to the inception of a car allowance program.

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

           Selling, general and administrative expenses as a percentage of total revenue were 19.2% and 19.6 % for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

Cash Flow for 2004

           Nine Months ended September 30, 2004. The net cash provided by our operations was $96.9 million for the nine months ended September 30, 2004. The increase over the comparable period in 2003 was primarily due to the elimination of lease payments on our rental fleet and delivery vehicles and a positive change in our working capital needs. Net cash used in investing activities was $112.3 million for the nine months ended September 30, 2004, primarily reflecting $150.4 million of rental equipment/fleet purchases and $11.9 million for purchases of and improvements to property and equipment, partially offset by $50.1 million of proceeds from the disposal of rental equipment and vehicles. Cash used by financing activities during the nine months ended September 30, 2004 of $1.9 million was due to repayments of debt and payment of debt issuance costs.

Cash Flow for 2003

           Four Months ended September 30, 2003. The net cash provided by our operations was $56.0 million for the four months ended September 30, 2003. Net cash used in investing activities was $85.8 million for the four months ended September 30, 2003, primarily reflecting $88.1 million of rental fleet purchases and $5.5 million for purchases of and improvements to property and equipment, partially offset by $7.9 million of proceeds from the disposal of rental equipment and vehicles. Cash provided by financing activities during the four months ended September 30, 2003 was $22.5 million and was primarily a result of $110.6 million of proceeds from the issuance of convertible notes, and $64.0 million of proceeds from the issuance of preferred and common stock, partially offset by $144.6 million of repayments of debt and the payment of $7.4 million of debt issuance costs.

           Five Months ended May 31, 2003. The net cash provided by our operations was $4.1 million for the five months ended May 31, 2003. Net cash used in investing activities was $11.9 million for the five months ended May 31, 2003, primarily reflecting $15.8 million of rental fleet purchases and $5.0 million for purchases of and improvements to property and equipment, partially offset by $8.9 million of proceeds from the disposal of rental equipment and vehicles. Cash provided by financing activities during the five months ended May 31, 2003 was $14.3 million and was primarily a result of $24.6 million of proceeds from our debtor-in-possession financing facility, partially offset by $10.4 million of repayments of debt.

Adequacy of Capital Resources

           Our sources of cash for the next twelve months are expected to be cash generated by operations, including proceeds from the disposal of used equipment, access to our Working Capital Facility described below and other equipment financing agreements.

           Our uses of cash for the next twelve months are primarily related to the purchase of rental fleet and other capital expenditures, repair and maintenance expenditures, store expenditures, payroll-related expenditures, working capital and debt service. We estimate that equipment expenditures over the next twelve months will range between $80.0 million and $100.0 million, net of proceeds from sales of used equipment. We estimate that expenditures for non-rental assets for the next twelve months will range between $15.0 million and $25.0 million, net of proceeds from sales of such assets. We expect that non-rental expenditures over the next twelve months will be primarily related to store improvements, information systems and transportation equipment for our rental fleet. We believe that our new key initiatives will not require significant investment. We believe that our existing infrastructure of stores, service bays and personnel is largely sufficient to support sales of new and used equipment and service. We do expect to make an investment in a new point-of-sale system to support our key initiatives which is included in the non-rental expenditure estimate above. In addition, we may explore new store openings and acquisitions that are available on favorable pricing terms. If any such activities are significant, we may be required to raise additional capital through additional debt or equity financing.

           We believe that we can fund our business activities for the next twelve months with a combination of cash on hand, cash generated by operations, including proceeds from the disposal of used equipment, our Working Capital Facility described below, under which we had $36.7 million of availability as of September 30, 2004 and other equipment financing arrangements.

Debt and Other Obligations

           Senior Secured Notes. On October 23, 2003, we completed a private offering of $250.0 million in aggregate principal amount of 9 1/2% senior secured notes due October 15, 2010 (the "Original Notes"). The Original Notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future restricted subsidiaries. On April 1, 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the "Registration Statement"), with the SEC with respect to the 9 1/2% senior secured notes (the "New Notes", and together with the Original Notes, the "Senior Secured Notes") that have substantially identical terms as the Original Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Notes were able to exchange Original Notes for the New Notes. The New Notes evidence the same debt as the Original Notes, are entitled to the benefits of the indenture governing the Original Notes and will be treated under the indenture as a single class with the Original Notes. In September 2004 we completed the exchange offer with 100% of the Original Notes being exchanged for New Notes.

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our and our subsidiaries' rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. We are required to maintain a collateral value coverage ratio of at least 2.0 to 1.0. As of the latest collateral certificate dated June 14, 2004, our collateral value coverage ratio was 2.46 to 1.00.

           Beginning on April 15, 2004, we pay interest on the Senior Secured Notes semi-annually in cash, in arrears, on October 15 and April 15 at an annual interest rate of 9 1/2%.

           We can redeem the notes on or after October 15, 2007. The Company may also redeem up to 35% of the Senior Secured Notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.500% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the Senior Secured Notes originally issued in the Original Notes offering remain outstanding after such a redemption.

           Working Capital Facility. Concurrently with the closing of the Original Notes offering, we entered into an amended and restated working capital facility with Wachovia Bank, National Association and other lenders (the "Working Capital Facilty"). Under the terms of our Working Capital Facility, revolving advances are available up to $75.0 million (with a $30.0 million sub-limit for letters of credit), subject to a borrowing base test. As of September 30, 2004, we had no borrowings and based on our borrowing base, and after taking into account $22.8 million of outstanding letters of credit, we had $36.7 million of availability under the Working Capital Facility. Our Working Capital Facility has an initial term of approximately 3 1/2 years and is secured by a first priority perfected security interest in all of our and our subsidiaries' existing and after-acquired tangible and intangible assets, except for our rental equipment, inventory and real estate, and secured by a first priority pledge of the capital stock of our subsidiaries. Interest accrues on borrowings under the Working Capital Facility, at floating rates equivalent to either the prime rate of interest plus a percentage ranging from 1.25% to 1.75%, or at LIBOR plus a percentage ranging from 2.75% to 3.25%.

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

Factors That May Affect Future Results

           Certain statements and information in this report may include "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we "believe," "expect," "anticipate" or "plan" that an event will occur, and other similar statements), you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will occur or will continue. The forward-looking information contained in this report is generally located in this section, but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon our current plans and beliefs or estimates of future results or trends. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this report and in the Company's Registration Statement. Such factors include, among others:

•	As a result of our adoption of Fresh-Start Reporting, your ability to compare our future financial statements with prior periods may be limited.

•	Our substantial level of indebtedness could prevent us from fulfilling our debt obligations and may have a negative effect on the market value of our senior secured notes.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	Operating losses may decrease our future cash flow which would limit our ability to reinvest in our business and obtain financing, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be negatively impacted.

•	Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and negatively affect our cash flows and profitability.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Because all of our existing leases for our NationsRent at Lowe's locations expire on the same date, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at substantially the same time.

•	Cost associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

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

           The Company is filing this Quarterly Report on Form 10-Q/A to restate its condensed consolidated financial statements to correct the errors related to these recently identified significant deficiencies.

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

           We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

           Other than correcting the material weaknesses identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden***
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

*	Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

****	Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(b)	Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 18, 2004 providing supplemental information regarding the Company's interim financial statements for the periods ended June 30, 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Dated: March 30, 2005	By: /s/ Thomas J. Putman Name: Thomas J. Putman Title: President, Chief Executive Officer and Director

Dated: March 30, 2005	By: /s/ Thomas J. Hoyer Name: Thomas J. Hoyer Title: Executive Vice President and Chief Financial Officer

Dated: March 30, 2005	By: /s/ Robert W. Schiller Name: Robert W. Schiller Title: Vice President and Controller

Exhibit Index

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden***
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

*	Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

****	Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.