Form 10-K
period 2004-12-31
NATIONSRENT COMPANIES INC
filed 2005-03-31
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

Commission file number 333-114115

NATIONSRENT COMPANIES, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1875911 (I.R.S. Employer Identification Number)

450 East Las Olas Blvd., Suite 1400, Fort Lauderdale, Florida (Address of principal executive office)	33301 (Zip Code)

(954) 760-6550
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on which Registered None

Securities registered pursuant to Section 12(g) of the Act:

None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

           Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |_| No |X|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

          At March 31, 2005, there were 1,669,588 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Unless indicated otherwise, "the Company," "NationsRent," "we," "us" and "our" refer to NationsRent Companies, Inc., and its subsidiaries. Also, the use of these terms in this document means the "old" NationsRent, Inc. prior to June 13, 2003 (such date, being the date of the effectiveness of the consensual Plan of Reorganization (the "Plan of Reorganization"), is referred to in this report as the "Effective Date"), and the "new" NationsRent Companies, Inc., as the ultimate parent of the reorganized NationsRent, Inc. after the Effective Date. References to "Predecessor" and "Predecessor Company" refer to the "old" NationsRent, Inc., prior to the Effective Date.

          From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, impact on estimated gross margin from our baseload plants, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The words "could," "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "goal," "forecast" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

           There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations – Risk Factors" (Item 7).

          All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of the particular statement, and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise forward-looking statements, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

NATIONSRENT COMPANIES, INC.

FORM 10-K

TABLE OF CONTENTS

Item	Page

PART I

Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1 8 8 9

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A. Item 9B.	Market for the Registrant's Common Equity and Related Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Controls and Procedures
Other Information	10 10 12 35 36 36 36 37

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Principal Accountant Fees and Services	38 44 50 52 54

PART IV

Item 15.	Exhibits and Financial Statement Schedules	56

PART I

Item 1.     Business

General

          We are one of the largest full-service equipment rental companies in the United States with 267 rental center locations in 26 states as of March 15, 2005. We offer a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers, including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses. We also sell new and used equipment, parts, supplies, and maintenance and repair services.

Our History

           NationsRent was founded in August 1997 by a group of private investors from outside of the equipment rental industry. From its inception through early 2000, the founders pursued a leveraged "roll-up" strategy by acquiring 58 independent equipment rental companies at historically high cash flow multiples. The Company was successful in identifying and acquiring well-run, market-dominant equipment companies with significant equipment rental revenue. The pre-acquisition profitability of these companies was driven by providing a full range of services to their customers, including sales of new equipment as dealers, sales of factory authorized parts and repair services, and merchandising and ancillary services that were unique to their local markets. The Company, however, focused almost exclusively on rental revenue, de-emphasized other revenue streams, such as the sale of new equipment and services, and attempted to standardize product offerings at all of its locations. This strategy resulted in a significant disruption to the acquired companies' customer base because it failed to adequately meet customer needs. By late 2000, there was increasing industry competition as other "roll-up" companies abandoned the "growth through acquisition" strategy and increased their efforts to grow market share by cutting rental rates. The Company's highly leveraged capital structure could not withstand the increased competitive environment, which severely impacted the Company's liquidity during most of 2001. The Company filed for protection under Chapter 11 of the Bankruptcy Code in December 2001.

           During the Company's Chapter 11 proceedings, the Phoenix Group, formed by a team of experienced equipment rental industry professionals, and the Baupost Group, an investment firm managing approximately $5.0 billion of equity capital, acquired a majority of our outstanding pre-petition senior secured bank debt ("Pre-Petition Debt") and facilitated our reorganization by jointly proposing the Plan of Reorganization along with the Official Committee of Unsecured Creditors and other holders of the Company's Pre-Petition Debt. The jointly proposed Plan of Reorganization was confirmed by the Bankruptcy Court in May 2003 and the Company emerged from bankruptcy protection in June 2003. Pursuant to the Plan of Reorganization, holders of allowed Pre-Petition Debt claims and a trust for the benefit of holders of allowed general unsecured claims received a package of common and preferred equity and unsecured convertible subordinated notes. In addition, on the Effective Date, Baupost invested an additional $80.0 million in the Company (the "Baupost Investment"), through the purchase of common and preferred equity and unsecured convertible subordinated notes. As a result of our reorganization and the Baupost Investment, as of March 15, 2005, the Phoenix Group and the Baupost Group collectively owned approximately 63% of our outstanding voting common stock.

          Following the reorganization, we installed a new management team with the goal of becoming a premier competitor in construction equipment distribution by re-emphasizing a full service business model offering a wider range of services to our customers in addition to rental such as sales of new equipment and service.

Industry Overview

           Based on industry sources, we estimate that the U.S. construction equipment rental industry has grown from approximately $6.6 billion in annual rental revenue in 1990 to approximately $26.4 billion in 2004, representing a compound annual growth rate of approximately 10.5%. However, beginning in 1999, the industry's growth began to slow considerably in part due to the slowdown in the U.S. economy. According to industry sources, between 2001 and 2003, the industry contracted approximately 1.8% but showed renewed growth from 2003 to 2004 of approximately 10%.

          We believe that the principal driver of the historical long-term growth rate in the equipment rental industry, in addition to general economic expansion, has been the increased recognition by equipment users of the many advantages that equipment rental offers compared with ownership. These advantages include:

•	avoiding the large capital investment required for equipment purchases;

•	converting fixed costs to variable costs;

•	accessing a broader selection of specialized equipment and selecting the equipment best suited for a particular job; and

•	reducing storage, maintenance, insurance and down-time costs.

           While the construction industry has been the principal user of rental equipment, industrial companies and utilities are increasingly using rental equipment for plant maintenance, plant turnarounds and other functions requiring the periodic use of equipment.

Competitive Strengths

           Conservative Capital Structure Relative to Industry Competitors. While historically our earnings have been inadequate to cover our fixed charges, as a result of our recent reorganization, we believe that our capital structure is conservative relative to our competitors. As of December 31, 2004, we had total funded debt of $288.9 million and stockholders' equity of $184.7 million, which gives us enhanced operational flexibility relative to our more highly-leveraged competitors.

           Geographic, Customer, Service and Product Diversity. As of March 15, 2005, we had 267 rental center locations in 26 states. We serve a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and commercial businesses. For the year ended December 31, 2004, no customer accounted for more than 2.0% of our revenue. We have existing capabilities to offer a full range of rental services and non-rental services, which include a wide range of equipment parts and merchandise, and repair and maintenance services for customer-owned equipment. We believe that this combination of geographic, customer, service and product diversity provides us with many advantages, which include:

•	enabling us to better serve customers from multiple locations;

•	allowing us to provide a "one-stop" shop for our customers;

•	helping us to achieve favorable resale prices for used equipment by giving us access to resale markets across North America and by allowing us to sell used equipment directly to end-user customers;

•	reducing our dependence on any particular customer; and

•	reducing the impact that fluctuations in local and regional economic conditions have on our overall financial performance.

          Strong Nationally-Recognized Brand. As a result of a significant branding investment by the Company since its formation, NationsRent has developed a nationally-recognized brand supported by a highly distinctive logo and a uniform clean storefront image. We believe this well-established brand enables us to expand our customer base and attract a broader range of customers, including large customers with operations in a variety of geographic markets.

          Access to Retail Customer Base. In October 2000, we entered into an exclusive multi-year strategic alliance agreement with Lowe's Companies, Inc. (NYSE: LOW) to operate NationsRent locations in select Lowe's home improvement stores. Lowe's is one of the country's premier home improvement retailers and recently reported annual sales of more than $36.0 billion. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent at Lowe's locations offer for rent our full line of construction tools and equipment. In addition, they provide us access to the do-it-yourself and small-to-medium contractor customer base. By managing these NationsRent at Lowe's locations, we believe that we have developed an expertise in using high traffic retail space to leverage the products and services available at our stand-alone hub and satellite locations. The NationsRent at Lowe's locations, and other high traffic retail locations we may develop, further diversify our customer base, increase cross-selling potential and enhance brand awareness. As of March 15, 2005, we operated 100 locations in Lowe's home improvement stores in eight states. Because all of our existing leases for our NationsRent at Lowe's locations expire on October 31, 2008, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at substantially the same time.

           Experienced Management Team. As part of our reorganization, we installed a new senior management team with individuals who average over 20 years of direct industry experience. The team is led by Thomas ("Jeff") Putman, who is our Chief Executive Officer. In addition to its extensive industry experience, the new senior management team brings a history of mutually beneficial relationships with a number of key equipment manufacturers in the industry. Over time, these relationships are expected to enable the Company to establish attractive financing terms, purchase discounts and sales and service arrangements with these manufacturers.

Business Strategy

           Diversify Our Revenue Base. For the year ended December 31, 2004, our revenue mix was approximately 78% rental revenue and 22% sales of equipment, merchandise, service, parts, and supplies, compared to approximately 87% and 13%, respectively, for the year ended December 31, 2003. We will continue to focus on returning the Company's revenue mix to a diversified base of customer services. In addition to growing our rental revenue, we are also growing:

•	sales of new and used equipment;

•	in-shop and on-site maintenance and repairs of customer-owned equipment;

•	sales of parts; and

•	sales of related merchandise and complementary services.

          We expect that this increased diversification will lead to greater customer satisfaction and retention, as well as improved profitability and return on investment, since these non-rental services require minimal additional capital investment. To achieve these goals, in late 2003 we modified the compensation arrangements for our sales personnel and management to provide incentives for them to sell the full range of our product and service offerings. We are also actively seeking dealership and distributor relationships with leading equipment manufacturers to allow us to offer their new products for sale and provide warranty service.

           Focus on Our Customers, Fleet and People. We continue to focus on becoming more responsive to our customer needs and optimizing our fleet by:

•	Maintaining smaller, more nimble regional business units in order to concentrate a high level of decision making and management closer to our stores.

•	Transitioning our core rental fleet from over 100 manufacturers' brands to ten to fifteen leading manufacturers' brands. Over time, we believe this transition will have a positive impact on customer service, repair and maintenance costs, parts inventory, operator and mechanic training, and overall fleet performance.

•	Initiating training and development programs for our employees. These programs are designed to build business skills at the local level and allow store management to tailor our products and service offerings to meet local customers' needs.

Operations

          As of March 15, 2005, we operated 267 rental center locations in 26 states. Our operations consist of:

•	renting a full range of equipment to construction, homeowner and industrial customers;

•	selling used equipment;

•	selling new equipment;

•	selling merchandise, parts and supplies; and

•	selling maintenance and repair services to complement our equipment rentals and sales.

           Equipment Rentals. We rent on a daily, weekly and monthly basis a broad variety of light, medium and heavy equipment serving contractors and other commercial and industrial customers as well as homeowners. Our rental inventory includes such equipment as aerial work platforms, air compressors, backhoes, loaders, dozers, excavators, trenching equipment, forklifts, generators and a variety of small tools. The mix of equipment offered from each of our locations varies based on the needs of the local market. We make capital investments in new equipment, engage in sales of used equipment, and conduct preventive maintenance.

          Used Equipment Sales. We sell used equipment in the normal course of business through several distribution channels:

•	retail through our stores;

•	wholesale through brokers;

•	sales to certain of our equipment manufacturers; and

•	auction sales through auction companies.

The equipment that we sell is mostly from our rental fleet as well as from trade-ins from sales to third parties.

           New Equipment Sales. We sell new equipment manufactured by several nationally known equipment manufacturers.

           Merchandise, Service, Parts and Supplies. We sell merchandise, parts and supplies and offer maintenance and repair services to our entire customer base.

Customers

          As of December 31, 2004, we served over 496,000 customer accounts in the construction, industrial, homeowner and other segments of the equipment rental industry. No single customer accounted for more than 2.0% of our revenue. Our customers vary in size from large Fortune 500 companies to small-to-medium construction contractors, subcontractors, machine operators and homeowners.

          We rent equipment, sell equipment and parts and provide repair services on account to customers who are screened through a credit application process. Customers can arrange their own financing of purchases of equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions. We also arrange third-party financing for our customers to purchase new and used equipment.

Sales and Marketing

          We maintain a strong marketing and sales organization throughout our Company to better understand and serve our customers and increase our customer base. We undertake sales and marketing initiatives designed to increase revenue and market share and build brand awareness. We prepare marketing analyses which address key business issues such as market/industry history, opportunities, company philosophy, sales trends, consumer behavior trends, distribution channels, pricing issues, target markets, advertising and media analyses, competitive situations and selling strategies. Based on the results of our analyses, we develop marketing and sales strategies.

          Our regional vice presidents are responsible for training, supervising and directing the selling activities of the NationsRent sales force in their markets. In addition, regional managers also are responsible for overseeing the mix of equipment at their locations and keeping abreast of local construction and industrial activity.

          We employ approximately 300 salespeople who utilize targeted local marketing strategies to address specific customer needs and respond to competitive pressures. To remain informed of local market activity, salespeople track construction projects and new equipment sales in their area through F.W. Dodge Reports and Planning, Engineering and Construction (PEC) Reports, follow up on referrals, and visit construction sites and potential equipment users who are new to the area.

Trademarks

          We own a number of registered service marks that include the name "NationsRent." Management views these service marks as material to NationsRent.

Purchasing

          We acquire equipment from manufacturers with reputations for product quality and reliability. We believe that our size and the quantity of equipment we acquire enables us to purchase equipment directly from manufacturers pursuant to national purchasing agreements at lower prices and on more favorable terms than many smaller competitors. We maintain close relationships with our manufacturers to ensure the timely delivery of new equipment. Although we are implementing a key vendor program to standardize portions of our rental fleet, we believe that we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories.

          We select the type and quantity of rental equipment to be purchased for each of our locations based on the expected needs of the local market. We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment, and adjust rental rates at each location in response to demand, length of rental, volume of equipment rented and other competitive considerations.

Competition

          The equipment rental industry is capital intensive, highly fragmented and is characterized by intense price and service competition. We compete through a combination of pricing, service, equipment quality, availability, value and convenience. We compete with independent third parties in all of the markets in which we operate, and we compete with equipment manufacturers that sell and rent equipment to customers, directly and through their dealer networks. We also compete with the tool rental centers of national home improvement stores. As a result of industry consolidation in recent years, many of our competitors operate on a regional or national basis.

          At times, industry-wide price pressures on certain classes of equipment have adversely affected equipment rental companies, and we have, on such occasions, lowered our prices in response to these pressures. Moreover, at times when the equipment rental industry has experienced equipment oversupply, competitive pressure has intensified, with a negative impact on the industry's rental rates.

Certain Operating Restrictions

          As part of our strategic alliance agreement with Lowe's we are subject to the following restrictions in the United States and may not:

•	engage, directly or indirectly, in the home-improvement retailing business, except as ancillary to our business; and

•	at our NationsRent at Lowe's locations, advertise for sale, or display "for sale" signs larger than 11x17 on, any used rental equipment of a kind offered for sale by Lowe's.

           These restrictions apply to each NationsRent at Lowe's location store only for the surrounding trade area that is within a half-hour drive (at midnight) of such store. With respect to stores that are not located in a top-25 metropolitan statistical area, the restrictions apply only to a 25-mile radius surrounding the store. These restrictions will expire when our leases expire or are terminated. Our leases currently are scheduled to expire on October 31, 2008.

Employees

          As of March 15, 2005, we employed approximately 3,400 persons, less than 170 of which were covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.     Properties

          Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. As of March 15, 2005, we operated 267 rental locations located in 26 states. We lease the real estate for all but three of our locations. We believe that our facilities are sufficient for our current needs. Below is an overview of such locations:

                                                                                                 Number of
 Region         States with NationsRent Locations                                                Locations
--------        ---------------------------------                                                ---------
Midwest         Indiana, Kentucky, Michigan, Ohio, West Virginia, Pennsylvania..................       59
Southeast       Florida.........................................................................       50
Mid-Atlantic    Georgia, North Carolina, South Carolina, Tennessee, Alabama.....................       49
Central         Louisiana, Texas................................................................       63
Northeast       Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode
                Island..........................................................................       20
West            Arizona, California, Colorado, Nevada, Utah.....................................       26
                                                                                                      ---
Total                                                                                                 267
                                                                                                      ===

Item 3.     Legal Proceedings

          On December 17, 2001, NationsRent, Inc. and its subsidiaries filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). On May 14, 2003, after notice and a hearing, the Bankruptcy Court entered a final order to confirm our Plan of Reorganization, as modified. Thereafter, on June 13, 2003, the Effective Date, distributions were made to creditors and we emerged from bankruptcy protection. On the Effective Date, a creditors' trust for the benefit of holders of general unsecured claims was formed. Pursuant to the Plan of Reorganization, we assigned to the creditors' trust the right to object to all general unsecured claims, as well as the right to pursue all preference actions and other claims or causes of action under sections 544 through 550 of the Bankruptcy Code that were not resolved or released pursuant to the Plan of Reorganization. Pursuant to the Plan of Reorganization, we retained the obligation to administer administrative, priority and secured claims. In March 2004, we filed objections to certain claims and are presently in the process of settling such matters.

           NationsRent, Inc. was party to various legal proceedings and disputes that arose in the ordinary course of business prior to the Chapter 11 case, none of which were material to our financial condition or results of operations. All such proceedings were stayed as of December 17, 2001, or the Petition Date, and are being resolved pursuant to the terms of the Plan of Reorganization.

          We also have become party to legal proceedings and disputes arising in the ordinary course of business after December 17, 2001, the commencement date of the NationsRent, Inc. bankruptcy proceedings, none of which are material to our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

           There is no public established trading market for our common stock.

          As of March 31, 2005, there were approximately 60 stockholders of record of our common stock.

          We have not paid any dividends on our shares of common stock and we do not presently have any intention of paying any dividends on our common stock in the future. In addition, the indenture for our Senior Secured Notes (as more specifically defined in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations" (Item 7)) limits our ability to pay dividends.

           During the fiscal year ended December 31, 2004 we issued 3,292 restricted shares of common stock pursuant to the Company's 2003 Restricted Stock Plan (as more specifically described in the section entitled "Directors and Officers of the Registrant—Restricted Stock Plan" (Item 10)).

          Our equity compensation plan information is included in Item 12.

Item 6.      Selected Financial Data

          The following tables set forth our selected consolidated historical financial data. The financial data for the years ended December 31, 2000, 2001 and 2002, the five months ended May 31, 2003, the seven months ended December 31, 2003 and the year ended December 31, 2004 are derived from our audited consolidated financial statements. Audited consolidated income statement data for fiscal year 2002, the five months ended May 31, 2003, the seven months ended December 31, 2003 and fiscal year ended December 31, 2004, and audited consolidated balance sheet data at December 31, 2003 and 2004, are included in our consolidated financial statements contained elsewhere in this report. You should read the consolidated historical selected financial data in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7), our consolidated financial statements and accompanying notes, and other financial data included elsewhere in this report.

          In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the principles of Fresh-Start Reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” For accounting purposes, the effects of the consummation of the Plan of Reorganization, as well as adjustments for Fresh-Start Reporting, were recorded in the consolidated financial statements as of June 1, 2003. Therefore, the term “Company” as used in these financial statements refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003) and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since Fresh-Start Reporting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the financial data pertaining to the periods after the adoption of Fresh-Start Reporting to signify the difference in the basis of preparation of financial information for each respective entity. The Successor Company’s post-emergence financial statements are not comparable to the Predecessor Company’s pre-emergence financial statements.

                                                   Predecessor Company                         Successor Company
                                          ------------------------------------------      --------------------------
                                                                           Five Months    Seven Months
                                                                              Ended         Ended       Year Ended
                                               Year Ended December 31,        May 31,      December 31, December 31,
                                        --------------------------------
                                           2000       2001        2002          2003        2003         2004
                                        ---------- ----------  ----------  -----------     --------     -------

                                                                 (dollars in thousands)
 Statement of Operations Data (1):
 Revenue:
 Equipment rentals revenue...........   $546,434   $ 499,040   $ 419,057   $ 155,567       $ 268,704    $ 460,901
 Sales of equipment, merchandise,
  service, parts & supplies..........    122,614      95,619      43,082      20,499          41,833      128,759
                                        --------   ---------   ---------   ---------       ---------    ---------
 Total revenue.......................    669,048     594,659     462,139     176,066         310,537      589,660
                                        --------   ---------   ---------   ---------       ---------    ---------
 Cost of revenue:
 Cost of equipment rentals...........    207,466     241,959     240,324     103,367         147,099      250,365
 Rental equipment depreciation &
  lease expense, and vehicle
  depreciation.......................    137,964     143,947     152,764      57,801          62,435      117,463
 Cost of sales of equipment,
  merchandise, service, parts and
  supplies...........................     94,187     100,653      38,056      18,764          30,657       77,192
 Impairment of rental equipment......         --          --      16,923          --              --           --
                                        --------   ---------   ---------   ---------       ---------    ---------
 Total cost of revenue...............    439,617     486,559     448,067     179,932         240,191      445,020
                                        --------   ---------   ---------   ---------       ---------    ---------
 Gross profit (loss).................    229,431     108,100      14,072      (3,866)         70,346      144,640

 Operating expenses:
 Selling, general & administrative
  expenses...........................    130,189     124,374      95,998      37,173          66,397      110,050
 Restructuring charge (2)............     72,005       9,653          --          --              --           --
 Impairment of intangible assets
  related to acquired businesses (3).         --     770,833          --          --              --           --
 Non-rental equipment depreciation and
  amortization(4)....................     25,946      33,740      12,577       5,451           4,787        7,159
                                        --------   ---------   ---------   ---------       ---------    ---------
 Operating income (loss) (4).........      1,291    (830,500)    (94,503)    (46,490)           (838)      27,431
                                        --------   ---------   ---------   ---------       ---------    ---------
 Interest expense, net...............     99,285     109,751      34,389       3,164          15,702       30,346
 Reversal of pre-petition tax
  liabilities........................         --          --          --          --              --         (926)
 Other (income)/expense, net.........        548        (731)       (324)        (90)         (2,041)        (401)
                                        --------   ---------   ---------   ---------       ---------    ---------
                                          99,833     109,020      34,065       3,074          13,661       29,019
                                        --------   ---------   ---------   ---------       ---------    ---------
 Loss before reorganization items,
  provision (benefit) for income
  taxes and cumulative effect of
  change in accounting principle.....    (98,542)   (939,520)   (128,568)    (49,564)        (14,499)      (1,588)
 Reorganization items, net (5).......         --      11,333      32,061  (1,401,121)             --       (1,005)
                                        --------   ---------   ---------   ---------       ---------    ---------
 Income (loss) before provision
  (benefit) for income taxes and
  cumulative effect of change in
  accounting principle...............    (98,542)   (950,853)   (160,629)  1,351,557         (14,499)        (583)
 Provision (benefit) for income taxes    (24,852)     (9,815)         --          --              --           13
                                        --------   ---------   ---------   ---------       ---------    ---------
 Income (loss) before cumulative
  change in accounting principle.....    (73,690)   (941,038)   (160,629)  1,351,557         (14,499)        (596)
 Cumulative effect of change in
  accounting principle, net of income
  tax benefit........................         --       1,359          --          --              --           --
                                        --------   ---------   ---------   ---------       ---------    ---------
 Net income (loss)...................   $(73,690)  $(942,397)  $(160,629) $1,351,557       $ (14,499)   $    (596)
                                        =========  ==========  ========== ==========       =========    =========

                                           Predecessor Company             Successor Company
                                    --------------------------------     --------------------
                                              At December 31,                At December 31,
                                    --------------------------------     --------------------
                                       2000       2001        2002          2003        2004
                                    ---------- ----------  ----------    ----------   --------

                                                       (dollars in thousands)
Balance Sheet Data(1):
Cash and Cash equivalents.......... $   67,813 $   23,787  $    6,940   $   48,644    $   40,625
Rental equipment, net..............    526,958    427,407     348,852      347,076       368,176
Property and equipment, net........    103,977     90,717      80,146       62,076        61,992
Total assets.......................  1,719,996    687,516     561,669      579,763       615,361
Total debt (6).....................  1,117,026  1,098,552   1,100,957      288,286       288,881
Total stockholders' equity
  (deficit)........................ $  440,971 $ (501,631) $ (662,260)  $  181,683    $  184,719

____________
(1)	Our audited consolidated financial statements for the year ended December 31, 2002, the five months ended May 31, 2003, and the seven months ended December 31, 2003, and our unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003 and the three and nine months ended September 30, 2004 and 2003 have been restated for the matters described in our Current Report on Form 8-K, dated March 30, 2005, and our Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2004 and September 30, 2004, in each case as filed with the Securities and Exchange Commission in March 2005. In addition, certain items in the selected consolidated historical financial information for the years ended December 31, 2000 and 2001 have been reclassified to conform to the later periods' presentation by reclassifying delivery vehicle depreciation expense from operating expenses to cost of revenue.

(2)	During the fourth quarter of 2000, we implemented a plan to restructure certain of our operations. During 2001, we implemented additional actions to restructure certain of our operations pursuant to our 2000 restructuring plan.

(3)	As a result of significant historical and projected cash flow losses and the uncertainty surrounding our ability to restructure our capital structure in a satisfactory manner under the reorganization, we determined that the carrying value of our net assets exceeded the projected future undiscounted cash flows and, accordingly, recognized an operating charge for the permanent impairment of the entire unamortized balance of intangible assets related to acquired businesses of approximately $770.8 million in the quarter ended December 31, 2001.

(4)	Effective January 1, 2002, we adopted SFAS No. 142. Under SFAS No. 142, we discontinued the amortization of goodwill. Had SFAS No. 142 been in effect for all periods presented, operating income (loss) would have been $21.6 million and $(810.6) million for 2000 and 2001, respectively.

(5)	Represents net expenses (income) resulting from the reorganization of our business as a result of our bankruptcy filing.

(6)	Total debt is net of unamortized debt discount of approximately $8.3 million at December 31, 2003 and approximately $7.1 million at December 31, 2004.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes. Upon emergence in June 2003 from bankruptcy proceedings under Chapter 11 (referred to herein as "Chapter 11") of Title 11 of the United States Code, known as the Bankruptcy Code, we adopted the provisions of Fresh-–Start reporting as described in the American Institute of Certified Public Accountants' (referred to herein as "AICPA") Statement Of Position (referred to herein as "SOP") 90-7 that resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The allocation of the reorganization value of the Company to its assets in conformity with Statement of Financial Accounting Standards (referred to herein as "SFAS") No. 141, "Business Combinations" materially changed the amounts previously recorded in our consolidated financial statements prior to emergence. As a result, there are certain items in such financial statements that are not comparable.

Overview

          In June 2003 we emerged from bankruptcy with the long-term objective of becoming a premier competitor in the construction equipment industry in terms of safety, reputation and financial performance. Since then, our new management team has focused on rebuilding our customer relationships, repositioning and renewing our rental fleet, and providing the motivation and training to our people to make them more effective.

          Our results of operations in 2004 reflect several key initiatives launched during 2003 that were designed to improve our profitability and leverage our infrastructure over the next several years. They include:

•	focusing on diversifying our revenue mix to increase sales of new and used equipment, in-shop and on-site maintenance and repairs for our customers, and sales of parts and merchandise;

•	implementing a new incentive compensation plan for our sales people that rewards higher volumes of revenue at higher margins; and

•	focusing on strengthening our relationships with key manufacturers to leverage pricing, service and manufacturer training.

          In 2004, we achieved growth in both rental and non-rental revenue. The growth was driven by an improved industry environment and our key initiatives. Non-rental revenue accounted for the majority of the overall revenue growth as higher volume and better pricing drove increases in new and used equipment sales. The higher volume of sales was largely the result of re-emphasizing a full-service business model after emerging from our reorganization.

           Rental revenue grew in 2004 partly as a result of increased pricing, and partly due to increased deployment of our rental fleet. While the average size of our rental fleet decreased in 2004 by approximately 0.9% to $948.2 million, the deployment of our fleet increased. In addition, our revenue was positively impacted by increased penetration in 2004 in other segments of the construction market through the ramp up of revenue at NationsRent at Lowe's locations opened in 2003.

          We believe better pricing for sales and rentals is, in part, a function of industry and economic conditions. Increased non-residential construction activity in 2004 and continued strong demand for construction equipment in the U.S. market, relative to supply, has led to a greater demand for our services which, in turn, has had a positive impact on the revenue we generate from rentals, and from sales of new and used equipment.

          We have also observed an increase in auction prices for used equipment. As we are a seller of used equipment through auctions, this trend has benefited us as we have received higher prices for the equipment we sell at auction.

          In addition to these increases in revenue, our results of operations were impacted by several other significant factors in 2004, including:

•	the reorganization accounting we adopted in 2003, as discussed more fully below, which significantly affects our reported results;

•	an increase in operating expenses due primarily to increases in compensation, the majority of which is related to sales commission and bonus plans that were implemented in 2003, and which had a full year effect in 2004; and

•	an increase in repair and maintenance expense resulting primarily from the increased deployment of our fleet.

           While the increased demand for construction equipment has resulted in higher demand for our services, it has also resulted in an increase in the delivery times, and in some cases the prices, for the equipment that we purchase from manufacturers. Projected delivery schedules affect us most when planning our equipment needs for the spring and summer months, when demand for our equipment is greatest. When equipment and parts are not received as planned it can result in a loss of rental and equipment sales revenue. If manufacturer delivery times lengthen further, we will have to plan our equipment purchases for our peak periods earlier than we have in the past. Management believes, however, that our focus on reducing the number of equipment suppliers we buy from will not only enable us to negotiate better pricing, but also may enable us to become a preferred customer with these vendors. We believe preferred customer status may help us obtain better-than-average delivery times in some cases.

           Worldwide price increases for steel have led to an increase in our equipment costs from some manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, industry prices will continue to rise, thereby offsetting much of the increased equipment costs. If construction activity begins to weaken and competition intensifies, however, we cannot be certain that we will be able to continue to offset increased equipment costs through price increases.

          We emerged from our reorganization with a significantly improved capital structure. Our outstanding debt was lower, we had positive equity, and we secured a new credit facility which provided us with additional liquidity. Since the date of the reorganization, we have generated greater net cash flow from operations, and our liquidity has increased. At December 31, 2004, we had $40.6 million in cash on hand, and no borrowings under our credit facility. Borrowing availability under our credit facility was $46.2 million on that date, after taking into account $23.0 million in outstanding letters of credit.

          We funded our 2004 rental fleet additions and replacements, and our other operating cash needs, with a combination of cash generated from operations, cash received from the sale of rental equipment, and cash on hand. A further discussion of our capital needs and resources can be found later in this report in the section entitled "Liquidity and Capital Resources."

Impact of Fresh–Start Reporting

          As discussed more fully elsewhere in this report, on the Effective Date, NationsRent emerged from Chapter 11 pursuant to the Plan of Reorganization. We recognized the effects of the reorganization for accounting purposes on June 1, 2003. Accounting for the reorganization had a significant effect on the carrying value of our assets and liabilities, which makes comparing and understanding the results of our operations more difficult.

           Pursuant to Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the fair value of our assets and liabilities was determined. The excess of the fair value of our assets, net of the fair value of our liabilities, over our reorganization value at the Effective Date was recorded as a reduction of the carrying value of our long-lived assets, primarily our rental fleet, in accordance with SFAS 141, "Business Combinations." Our rental fleet was written down 44.4% below fair value by $179.1 million, and our other property and equipment was written down 44.4% below fair value by $33.2 million.

           Until these assets are disposed, the write downs recorded as a result of Fresh-–Start Reporting increase our operating income, because:

•	they increase the gain, or reduce the loss, on sale or disposal of these assets;

•	they reduce the depreciation expense we record on these assets while in our rental fleet; and

•	they reduce depreciation expense on non-rental assets, such as our delivery vehicles, our leasehold improvements and our information systems.

           These favorable effects on our results of operation will continue until all of the assets written down have been sold, disposed or fully depreciated. We expect that most of the rental assets written down in 2003 will be disposed of in the ordinary course of business over 2004 to 2010.

          In addition, upon completion of our reorganization, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management's change in fleet strategy and to better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets.

          All of these impacts are discussed individually in the review of our results of operations which follows.

Results of Operations

           Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

                                                                                            Year Over Year
                                                                                               Variance
                                                      Year Ended December 31,          favorable/(unfavorable)
                                                  --------------------------------  -----------------------------
                                                       2004             2003              $                %
                                                  -----------       ------------    ------------      ---------
                                                                       (dollars in thousands)
Revenue:
Equipment rentals revenue.....................    $   460,901      $   424,271     $    36,630             8.6%
Rental equipment sales........................         74,519           28,593          45,926           160.6
New equipment sales...........................         30,644           15,212          15,432           101.4
Sales of merchandise,
  service, parts & supplies...................         23,596           18,527           5,069            27.4
                                                  -----------      -----------     -----------          ------
Total revenue.................................        589,660          486,603         103,057            21.2
                                                  -----------      -----------     -----------          ------
Cost of revenue:
Cost of equipment rentals.....................        250,365          250,466             101              --
Rental equipment depreciation & lease expense,
    and vehicle depreciation..................        117,463          120,236           2,773             2.3
Cost of sales of equipment,
  merchandise, service, parts & supplies......         77,192           49,421         (27,771)          (56.2)
                                                  -----------      -----------     -----------          ------
Total cost of revenue.........................        445,020          420,123         (24,897)           (5.9)
                                                  -----------      -----------     -----------          ------
Gross profit:
Gross profit on equipment rentals
  including depreciation & lease
  expense & vehicle
  depreciation..............                           93,073           53,569          39,504            73.7
Gross profit on sales of equipment,
  merchandise, service, parts & supplies......         51,567           12,911          38,656           299.4
                                                  -----------      -----------     -----------          ------
Total gross profit............................        144,640           66,480          78,160           117.6
                                                  -----------      -----------     -----------          ------
Operating expenses:
Selling, general & administrative expenses....        110,050          103,570          (6,480)           (6.3)
Non-rental equipment depreciation
  & amortization..............................          7,159           10,238           3,079            30.1
                                                  -----------      -----------     -----------          ------
Operating income (loss).......................         27,431          (47,328)         74,759              --
                                                  -----------      -----------     -----------          ------
Interest expense, net.........................         30,346           18,866         (11,480)          (60.9)
Other, net....................................         (1,327)          (2,131)           (804)          (37.7)
                                                  -----------      -----------     -----------          ------
                                                       29,019           16,735         (12,284)          (73.4)
                                                  -----------      -----------     -----------          ------
Loss before reorganization items and provision
  for income taxes............................         (1,588)         (64,063)         62,475            97.5
Reorganization items, net.....................         (1,005)      (1,401,121)     (1,400,116)         (100.0)
                                                  -----------      -----------     -----------          ------
Income (loss) before provision for income taxes.         (583)       1,337,058       1,337,641              --
Provision for income taxes....................             13               --             (13)             --
                                                  -----------      -----------     -----------          ------
  Net income (loss)...........................    $      (596)     $ 1,337,058     $(1,337,654)             --%
                                                  ===========      ===========     ===========          ======

           Revenue. Equipment rentals revenue was impacted positively in 2004 primarily by improved pricing and higher deployment, which resulted from:

•	a year-over-year improvement in non-residential construction activity;

•	continued strong demand for our equipment;

•	a greater number of rental units deployed; and

•	increased investment through the purchase of new fleet and repair of old fleet.

           Utilization in 2004 was 48.6% compared to 44.4% in 2003. We believe that the better pricing discussed above was the key factor in the increase. Utilization, measured as total rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as an approximate measure of financial return on the investment in our rental fleet. For equipment acquired new from a manufacturer, whether leased or owned, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is an estimate of the purchase price paid by the acquired company for such equipment where available and, if unavailable, first cost is the estimated fair value of such equipment.

          The primary driver for the increase in sales of equipment was improved market conditions in 2004. With respect to sales of used equipment, upon our emergence from reorganization, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. In addition, we continued to emphasize the sale of new and used equipment through our sales compensation and training programs.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense and vehicle depreciation, increased from 12.6% in 2003 to 20.2% in 2004.

           Gross profit on equipment rentals was positively impacted primarily by:

•	the $36.6 million increase in revenue;

•	the elimination of $29.7 million of lease expense related to operating leases that was eliminated when we rejected or bought out the leases as part of our reorganization and subsequent recapitalization and with proceeds from the issuance of the Senior Secured Notes; and

           Gross profit on equipment rentals was negatively impacted primarily by:

•	a $19.8 million net increase in depreciation expense that resulted from a combination of rental fleet and delivery vehicle additions when we bought out certain leases, and from a change in our depreciation estimate related to changes in useful lives and salvage values for certain of our assets, partially offset by the writedown of our rental fleet as a result of our adoption of Fresh-–Start Reporting; and

•	a $6.3 million increase in repair and maintenance expense due to the increased deployment of our rental fleet.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 20.7% in 2003 to 40.0% for the same period in 2004. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.

           Gross profit on rental equipment sales was positively impacted primarily by:

•	continued improvement in pricing; and

•	a greater volume of sales through retail channels, which yield higher margins, versus auction channels.

          In addition, during 2004, $38.3 million of our gross profit was attributable to the sale of rental equipment, of which $14.7 million was the result of implementing Fresh-–Start Reporting as follows:

•	we sold rental fleet which was written down by $30.9 million as a result of Fresh-–Start Reporting; and

•	depreciation expense associated with the equipment that was sold during the period was $16.2 million less than it otherwise would have been if such equipment had not been written down pursuant to Fresh-–Start Reporting.

           Excluding these fresh start adjustments, the normalized gross profit margin on rental equipment sales increased from 8.2% in 2003 to 31.6% for the same period of 2004.

           Operating expenses. Operating expenses were negatively impacted in 2004 primarily by:

•	an $9.7 million increase in compensation and sales commissions related to our increased revenue and an incentive compensation plan supporting our key initiatives;

•	a $2.3 million increase in automobile allowances due to the adoption of a car allowance program, in lieu of Company-owned vehicles;

•	a $2.6 million increase in professional fees for tax, legal, audit and appraisal services, and for outside services for Sarbanes-Oxley Act compliance; and

•	a $4.0 million increase in a variety of expenses incurred to support our strategic initiatives, including expenses for travel, information systems and facilities.

           Operating expenses were positively impacted primarily by:

•	a $3.7 million decrease in the provision for doubtful accounts in 2004, resulting from improved collection results; and

•	a $5.2 million decrease in compensation expense that reflects the vesting of less restricted stock awards in 2004 as compared to 2003.

          The decrease in non-rental depreciation in 2004 was primarily due to a $2.7 million decrease in amortization and depreciation of leasehold improvements and information system assets, which were written down as a result of our Fresh–Start Reporting.

          Selling, general and administrative expenses as a percentage of total revenue were 18.7% and 21.3% in 2004 and 2003, respectively.

           Other income and expense. Interest expense increased as a result of:

•	a higher level of indebtedness in 2004 resulting from issuing $250.0 million in high-yield senior secured notes, which were in place for only two months in 2003;

•	the replacement of short-term, amortizing equipment financing with long-term, non-amortizing high-yield senior secured notes; and

•	accruing a full interest charge on all indebtedness in 2004 as compared to 2003 where prior to our reorganization, in accordance with SOP 90-7, we accrued interest expense only to the extent that it was to be paid.

           Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

                                                                                            Year Over Year
                                                                                               Variance
                                                      Year Ended December 31,          favorable/(unfavorable)
                                                  --------------------------------  -----------------------------
                                                       2003             2002              $                %
                                                   ------------     ------------    ------------      ---------
                                                                       (dollars in thousands)
Revenue:
Equipment rentals revenue.....................    $   424,271      $   419,057     $     5,214             1.2%
Rental equipment sales........................         28,593           16,660          11,933            71.6
New equipment sales...........................         15,212            8,594           6,618            77.0
Sales of equipment, merchandise,
  service, parts & supplies...................         18,527           17,828             699             3.9
                                                  -----------      -----------     -----------          ------
Total revenue.................................        486,603          462,139          24,464             5.3
                                                  -----------      -----------     -----------          ------
Cost of revenue:
Cost of equipment rentals.....................        250,466          240,324         (10,142)           (4.2)
Rental equipment depreciation & lease expense,
    and vehicle depreciation..................        120,236          152,764          32,528            21.3
Cost of sales of equipment,
  merchandise, service, parts & supplies......         49,421           38,056         (11,365)          (29.9)
Impairment of rental equipment................             --           16,923          16,923           100.0
                                                  -----------      -----------     -----------          ------
Total cost of revenue.........................        420,123          448,067          27,944             6.2
                                                  -----------      -----------     -----------          ------
Gross profit:
Gross profit on equipment rentals
  including depreciation & lease
  expense and impairment of rental equipment..         53,569            9,046          44,523           492.2
Gross profit on sales of equipment,
  merchandise, service, parts & supplies......         12,911            5,026           7,885           156.9
                                                  -----------      -----------     -----------          ------
Total gross profit............................         66,480           14,072          52,408           372.4
                                                  -----------      -----------     -----------          ------
Operating expenses:
Selling, general & administrative expenses....        103,570           95,998          (7,572)           (7.9)
Non-rental equipment depreciation
  & amortization..............................         10,238           12,577           2,339            18.6
                                                  -----------      -----------     -----------          ------
Operating loss................................        (47,328)         (94,503)         47,175            49.9
                                                  -----------      -----------     -----------          ------
Interest expense, net.........................         18,866           34,389          15,523            45.1
Other, net....................................         (2,131)            (324)          1,807           557.7
                                                  -----------      -----------     -----------          ------
                                                       16,735           34,065          17,330            50.9
                                                  -----------      -----------     -----------          ------
Loss before reorganization items..............        (64,063)        (128,568)         64,505            50.2
Reorganization items, net.....................     (1,401,121)          32,061       1,433,182             --
                                                  -----------      -----------     -----------          ------
   Net income (loss)..........................    $ 1,337,058      $  (160,629)    $ 1,497,687             --%
                                                  ===========      ===========     ===========          ======

           Revenue. Equipment rentals revenue was positively impacted in 2003 primarily by:

•	improved pricing; and

•	a $17.1 million increase in revenue from our NationsRent at Lowe's locations that opened in 2002 and 2003.

           Equipment rentals revenue was negatively impacted by:

•	the continuing decrease in non-residential construction spending;

•	a $26.1 million decrease in revenue resulting from the closing of 17 stores in 2002 (10 of which were closed in November and December of 2002); and

•	an approximately 5% reduction in average rental fleet size in 2003 when compared to 2002.

           Utilization in 2003 was 44.4% compared to 41.6% in 2002. We believe that the better pricing discussed above was the key factor in the increase.

          The primary driver for the increase in sales of equipment was improved market conditions in 2003. With respect to sales of used equipment, upon our emergence from reorganization, we were no longer prohibited from selling used equipment and had the capital resources to purchase replacement fleet. In addition, we continued to emphasize the sale of new and used equipment through our sales compensation and training programs.

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense and impairment of rental equipment, increased from 2.2% in 2002 to 12.6% in 2003.

           Gross profit on equipment rentals was positively impacted primarily by:

•	the $5.2 million increase in revenue;

•	a net $58.4 million decline in depreciation and lease expense resulting from: (i) the elimination of some rental equipment and delivery vehicle operating leases through rejection of leases during our reorganization; (ii) a reduction in depreciation expense due to the write-down of our rental fleet as a result of the adoption of fresh–start reporting; partially offset by (iii) an increase in depreciation expense resulting from the post-bankruptcy buyout of certain leases of rental equipment and delivery vehicle operating leases; and (iv) an increase in depreciation expense resulting from a change in useful lives and salvage values for certain of our assets; and

•	no rental equipment impairment charge in 2003, as compared to the $16.9 million impairment charge recorded in 2002.

           Gross profit on equipment rentals was negatively impacted primarily by:

•	a $13.5 million increase in labor and facility costs primarily related to the partial year impact of 24 net store openings in 2003 and the full-year impact of 12 net store openings in 2002, as well as the increase in the number of our regions from three to six; and

•	a $3.3 million increase in transportation expense driven by higher fuel costs and vehicle insurance claims.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 11.7% in 2002 to 20.7% for the same period in 2003.

          In addition, during 2003, $5.9 million of our gross profit was attributable to the sale of used equipment which includes a $7.8 million positive effect resulting from implementing fresh-–start reporting as follows:

•	we sold rental fleet which was written down by $9.6 million as a result of fresh-–start reporting; and

•	depreciation expense associated with the equipment that was sold during the period was $1.8 million less than it otherwise would have been if such equipment had not been written down pursuant to fresh-–start reporting.

           Excluding these fresh-–start adjustments, the normalized gross profit margin on rental equipment sales was 8.2% in 2003 as compared to 0.2% in 2002.

           Operating expenses. Operating expenses were negatively impacted primarily by:

•	an $8.9 million increase in compensation expense recorded in 2003 for the issuance and vesting of shares of restricted stock together with the payment of certain amounts to cover the employees' tax liabilities associated with the awards; and

•	a $1.5 million increase in professional fees related to outsourcing certain accounts receivable functions and vehicle regulatory services.

           Operating expenses were positively impacted primarily by a $3.0 million decrease in the provision for doubtful accounts in 2003, resulting from improved collection efforts.

           Selling, general and administrative expenses as a percentage of total revenue were 21.3% and 20.8% in 2003 and 2002, respectively.

          Other income and expense. Interest expense reported in 2002 was attributable to pre-petition borrowings under our pre-petition revolving credit and term loan facility, and our debtor-in-possession financing facility. In September 2002 we suspended interest payments on the pre-petition revolving credit and term loan facility and, in accordance with SOP 90-7, we accrued interest expense only to the extent that it was to be paid. Interest expense in 2003 reflects no interest expense related to the pre-petition revolving credit and term loan facility.

Liquidity and Capital Resources

          In our statements of cash flows included elsewhere in this report, cash flows from operations do not include purchases of rental equipment and proceeds from the sale of rental equipment, which are included in cash flows from investing activities. When evaluating our cash flow it is important to consider cash flows from the purchase and sale of our rental equipment in conjunction with operating cash flow. Purchasing and selling rental fleet to manage fleet mix and fleet age is an integral part of our business and failure to consider cash flows from these activities would not accurately reflect the operating cash needs of our business.

           Sources and Uses of Cash

           Our business is highly capital intensive as a result of our significant investment in rental equipment and delivery vehicles. The annual capital expenditures necessary to maintain, replace and grow our fleet are substantial. While we can manage the replacement requirements to a degree, by reducing or increasing the amount of used equipment we sell, the annual cash needs are nonetheless considerable. In addition, while less significant, we must make annual expenditures to maintain and invest in new and improved information systems, and to upgrade and maintain our store locations.

           From 1998 through 2000, we purchased a substantial amount of rental equipment as we rapidly grew our rental fleet. Our financial difficulties before and during our Chapter 11 reorganization restricted our ability to replace rental fleet assets in 2001, 2002 and early 2003. As a result, when we emerged from our reorganization in 2003, a portion of our rental fleet had not been replaced and maintained on normal cycles. While we have repaired and replaced a portion of this fleet since that time, we have approximately $100.0 million to $120.0 million in expected replacement cost of fleet still remaining from those older model years. We expect to replace this fleet over the course of the next three to four years, which will increase our annual capital expenditure requirements by approximately $25.0 million to $50.0 million and require additional cash.

           Our historical sources of cash have been cash generated from operations, proceeds from the sale of rental equipment, borrowings under credit facilities, and proceeds from the issuance of debt and equity securities.

           Cash Flows in 2003 and 2004

           In connection with the completion of our reorganization, certain of our current stockholders invested $80.0 million through the purchase of a combination of common stock, preferred stock and convertible subordinated notes. These funds, along with funds obtained from our credit facility, were used to pay the costs of our reorganization, to purchase rental fleet previously financed under leases, and for general working capital purposes. In October 2003, we issued $250.0 million in senior secured notes and used the net proceeds to fund the purchase of new and replacement rental fleet, and to retire then existing other indebtedness. Detailed descriptions of our credit facility and Senior Secured Notes are included in the discussion under "Debt and Other Obligations" which follows.

           We generated cash from operations of $69.6 million in 2003 and generated cash from the sale of rental equipment and vehicles of $28.9 million. Our capital expenditures in 2003 were principally for purchases of $154.8 million of new and replacement rental equipment and $18.4 million for purchases and improvements to other property and equipment.

           In 2004, we had sufficient cash on hand and cash generated from operations to meet our cash needs. We generated cash from operations of $105.2 million, and generated cash from the sale of rental equipment and vehicles of $75.4 million. Our capital expenditures in 2004 were principally for purchases of $167.2 million of new and replacement rental equipment and $18.7 million for purchases and improvements to other property and equipment. In 2004, we had no borrowings under our credit facility, and our availability under this facility was $46.2 million at December 31, 2004, after taking into account $23.0 million of outstanding letters of credit.

           Adequacy of Capital Resources

           Our sources of cash in 2005 are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment, borrowings under our credit facility and other anticipated financing arrangements.

           Our uses of cash in 2005 are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service. We are currently planning rental equipment expenditures in 2005, net of proceeds from sales of rental equipment, of between $150.0 million and $175.0 million. We estimate that capital expenditures for non-rental assets in 2005 will range between $20.0 million and $30.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.

           We believe that our existing infrastructure of stores, service bays and personnel is largely sufficient to support our current and near-term operating activities. We expect to complete our investment in a new point-of-sale information system in 2005, which is intended to support our key initiatives. In addition, while we are presently focused primarily on internal growth, we may explore new store openings and strategic acquisitions that are available at favorable prices. If these activities are significant, we may be required to raise additional capital through debt or equity financing.

           We believe we can fund our planned business activities in 2005 with a combination of cash on hand, cash generated from operations, proceeds from the sale of rental equipment, funds from our credit facility, and other anticipated financing arrangements. There can be no assurance that we will be able to obtain any necessary additional financing on terms that are acceptable to us, if at all. In the event we are unable to obtain additional financing, we may not be able to purchase a sufficient amount of rental equipment to execute our business plan.

           Debt and Other Obligations

           Senior Secured Notes. In October 2003, we completed a private offering of $250.0 million aggregate principal amount of 9.5% senior secured notes (the "Original Notes") due 2010. The net proceeds were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases, and for other general corporate purposes. We can redeem all of the Senior Secured Notes on or after October 15, 2007. We may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption. The notes were issued by NationsRent Companies, Inc. and are guaranteed by all of our direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no restrictions on our ability to obtain funds from our subsidiaries.

           In April 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the "Registration Statement"), with the SEC with respect to the 9.5% senior secured notes (the "New Notes," and together with the Original Notes, the "Senior Secured Notes") that have substantially identical terms as the Original Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC in July 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Notes were able to exchange Original Notes for the New Notes. The New Notes evidence the same debt as the Original Notes, are entitled to the benefits of the indenture governing the Original Notes and will be treated under the indenture as a single class with the Original Notes. In September 2004, we completed the exchange offer with 100% of the Original Notes being exchanged for New Notes.

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. We are required to maintain a collateral value coverage ratio of at least 2.0 to 1.0. At December 31, 2004, we were in compliance with this requirement.

           We pay interest on the Senior Secured Notes semi-annually in cash, in arrears, on October 15 and April 15 at an annual interest rate of 9.5%.

           The indenture governing the notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including those limiting our ability to incur additional indebtedness or enter into sale and leaseback transactions; pay dividends, redeem stock or make other distributions; issue stock of our subsidiaries; make certain investments or acquisitions; grant liens on assets; enter into transactions with affiliates; merge, consolidate or transfer substantially all our assets; and transfer and sell assets. The indenture also contains various customary events of default, including an event of default upon failure to pay at final maturity, or acceleration of the final maturity of, any other indebtedness that aggregates $10.0 million or more.

           Credit Facility. On the Effective Date, we entered into a senior secured revolving credit facility (the "Credit Facility") with an aggregate commitment of up to $150.0 million with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan of Reorganization, to pay transaction expenses incurred in connection therewith and was used to refinance the Company's then existing indebtedness. In October 2003 we amended and restated the Credit Facility to reduce the aggregate commitments to up to $75.0 million (including a $30.0 million sub-limit for letters of credit) with Wachovia Bank as agent and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of the Senior Secured Notes. In December 2004, we entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date (the "Amended Credit Facility"). The Amended Credit Facility can be used to make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. The Amended Credit Facility is scheduled to expire in June 2008.

           Under the terms of the Amended Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable and titled vehicles. Borrowings under the amended revolver bear interest at either the Wachovia Bank base rate plus a percentage ranging from 0.50% to 1.00% or, at our option, the London Interbank Offered Rate ("LIBOR") rate plus a percentage ranging from 2.00% to 2.50%. Letters of credit bear interest at the LIBOR rate plus a percentage ranging from 2.00% to 2.50%. There is an unused commitment fee of 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended Credit Facility is secured by a first priority perfected security interest in all of our existing and after-acquired tangible and intangible assets, except for our rental equipment, inventory and real estate, and secured by a first priority pledge of the capital stock of our subsidiaries.

           Our Amended Credit Facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2005, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006 through and including the fiscal quarter ending December 31, 2006, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. At December 31, 2004, we were in compliance with this requirement. The Amended Credit Facility also defines certain customary events of default, including the occurrence of any event of default under the Senior Secured Notes described above.

           As of March 19, 2005, we had $35.5 million of availability under the Amended Credit Facility after taking into account $23.9 million of outstanding letters of credit.

           Off-Balance Sheet Arrangements and Other Contractual Obligations

           The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2004.

Table of Contractual Obligations

                                                                   Payment due by period (dollars in millions)
                                                              ------------------------------------------------
                                                                          Less than      1-3        3-5     More than
Contractual Obligations                                         Total       1 Year      Years      Years     5 Years
-----------------------                                       ---------    --------    --------  ---------  ---------
Long-Term Debt Obligations (1).............................   $ 450.5      $  27.1     $  55.1   $  94.5    $ 273.8
Capital Lease Obligations (2)..............................       0.5          0.5          --        --        --
Operating Lease Obligations (3)............................     307.3         26.0        50.2      40.8      190.3
Purchase Obligations (4)...................................      38.4         38.4          --        --        --
Other Long-Term Liabilities Reflected on the Registrant's
  Balance Sheet under GAAP.................................         -            -           -         -         -
                                                              ---------    --------    --------  ---------  ---------
Total......................................................   $ 796.7      $  92.0     $ 105.3    $ 135.3   $ 464.1
                                                              =========    ========    ========  =========  =========

__________

(1)	For purposes of this table, "Long-Term Debt Obligation" means: (i) a payment obligation (included in the Company's consolidated financial statements) under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations," (March 1981), as may be modified or supplemented, and (ii) interest payment obligations related to such long-term borrowings.

(2)	For purposes of this table, "Capital Lease Obligation" means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases," (November 1976), as may be modified or supplemented.

(3)	For purposes of this table, "Operating Lease Obligation" means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases," (November 1976), as may be modified or supplemented. Operating lease obligations are for facilities and office equipment.

(4)	For purposes of this table, "Purchase Obligation" means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. This table does not include our accounts payable reflected in our audited consolidated balance sheet data that are included in our consolidated financial statements contained elsewhere in this report.

Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These assumptions and estimates are often subjective and may materially alter our results of operations. We have identified below those of our accounting policies that we believe may produce materially different results were we to change underlying assumptions and estimates. We base our estimates on, among other things, currently available information, our historical experience and on various assumptions, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that these assumptions are reasonable under the circumstances, our estimates would differ if different assumptions were utilized.

           We believe the following critical accounting policies affect our more significant estimates, and underlying assumptions, used in the preparation of our consolidated financial statements.

           Allowance for doubtful accounts. We maintain an allowance for doubtful accounts which reflects our estimate of the amount of our receivables that we will be unable to collect and is based on current trends and our historical collection experience. Our estimate could require adjustment based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may increase or decrease our allowance. In determining whether to extend credit, we make an assessment of the probability of our collecting our receivables by evaluating, among other things, the customer's financial condition. In evaluating the adequacy of our allowance for doubtful accounts receivable, we primarily analyze accounts receivable balances, the percentage of accounts receivable by aging category and historical bad debts. We also consider, secondarily, among other things, customer creditworthiness and changes in customer payment patterns. If the financial conditions of our customers deteriorate, and impair their ability to make payments, we may determine that an increase to the allowance is required. Additionally, if actual collections of accounts receivable differ from the estimates we used to determine our allowance, we will increase or decrease, as applicable, the allowance through charges or credits to selling, general and administrative expenses in the consolidated statements of operations of the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

           Useful lives and salvage value of rental equipment. We depreciate rental equipment using the straight-line method over its estimated useful life, using an estimated salvage value. The useful life of an asset is determined based on our estimate of the period we expect the asset to generate revenue, and the salvage value is determined based on our estimate of the minimum value we expect to realize from the disposal of the asset after such period.

           Historically, this estimate has been accurate when we did not deviate from our original assumptions in determining the lives and salvage values. Historically, this estimate was less accurate when we sold our fleet much earlier than planned, when we had a change of usage such as abandoning a certain line of equipment, and when we had to sell fleet in less desirable markets due to cash flow considerations. At the Effective Date, we changed the useful lives and salvage values for certain of our rental assets to reflect our new management's change in fleet strategy and to better allocate the expense over the time that such assets are in our rental fleet. This change increased the estimated useful lives and decreased the salvage values for certain rental assets.

          We may adjust these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may recognize increased or decreased depreciation expense for these assets.

           Useful lives and salvage value of property and equipment. We depreciate property and equipment using the straight-line method over its estimated useful life, using an estimated salvage value. The useful life of an asset is determined based on our estimate of the period the asset will be utilized, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. This estimate has historically been accurate as we have not had any impairment related to property and non-rental equipment. We may adjust these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we recognize increased or decreased depreciation expense for these assets.

           Reserves for claims. We are exposed to various claims relating to our business. These may include claims relating to personal injury or death caused by equipment rented or sold, motor vehicle accidents involving our delivery and service personnel and employment-related claims. We establish reserves for reported claims that are asserted against us and the claims that we believe have been incurred but not reported. These reserves reflect our estimates of the amounts that we will be required to pay in connection with these claims, net of expected insurance recoveries. Our estimate of reserves is based upon an actuarial reserve analysis that takes into consideration the probability of losses and our historical payment experience related to claims settlements. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. These estimates have varied considerably in the past. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. Accordingly, we may increase or decrease our reserves for claims, and such changes could be significant.

           Revenue recognition. Equipment rentals revenue in the consolidated statements of operations includes revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees and fuel sales. Revenue earned on equipment rentals, rental equipment pick-up and delivery fees, and loss damage waiver fees are recognized on a straight-line basis over the rental contract period. Fuel sales are recognized at the end of the rental contract period.

          As a result of our billing and rental cycles, there are a certain number of rental contracts that have not been billed to customers at the end of the reporting period. We identify each rental contract that has not been billed at the end of such period and calculate and record unbilled revenue based on the assumption that the equipment was returned on the last day of the reporting period.

           We defer revenue on open rental contracts that have been invoiced for a monthly billing cycle for the pro-rata portion of the contract duration that falls in the next reporting period.

           Revenue from the sales of equipment, merchandise, parts and supplies is recognized at the time of delivery to or pick-up by the customer. The vast majority of the Company's equipment does not require registration and is not subject to a statutory title process; therefore the sales invoice transfers title subject to payment in full. Auction sales are recorded when collected from the auction house.

           Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements with certain manufacturers from whom we purchase new equipment. If the transaction meets the accounting requirements of a monetary transaction under APB. No. 29, "Accounting for Nonmonetary Transactions," then revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of the revenue recognition to the date the subjective right of return period lapses. We establish fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals. Any excess sale proceeds over the fair market value of the used equipment sold is accounted for as a reduction of the cost of new equipment we purchased from the same manufacturer. This excess of sale price over the established fair market value is recorded as a reduction to depreciation expense over the average useful life of the new equipment purchased from the same manufacturers.

          Betterment of Assets. We charge ordinary maintenance and repair costs, such as damage caused by a customer and preventive maintenance, to operations as incurred. Costs incurred to extend the useful life, increase efficiency, increase capacity or improve the safety of rental equipment are capitalized as betterments as incurred. Examples of such betterments include rebuilding tracks and undercarriages, filling pneumatic tires with foam, adding truck bodies to bare chassis and installing safety devices.

           Impairment of long-lived assets. We review the valuation of our long-lived assets if the facts and circumstances suggest that the carrying value may be impaired. If this review indicates that the carrying value of long-lived assets will not be recoverable, then the carrying value is reduced to its estimated fair value. Recoverability is determined using an undiscounted cash flow analysis over the remaining amortization period. This analysis requires the use of estimates and assumptions. We may adjust these estimates based on changes in economic conditions or other circumstances. If these estimates change in the future, we may recognize write-downs on our long-lived assets. See the sections entitled "Useful lives and salvage value of rental equipment" and "Useful lives and salvage value of property and equipment" above.

           Valuation allowance related to deferred tax assets. As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered in the future and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the consolidated statement of operations.

           Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

Seasonality and Fluctuations in Operating Results

           Our revenue and income are dependent upon activity in the construction industry which is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, our revenue and income fluctuates. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

           Operating results may fluctuate due to other factors including, but not limited to:

•	changes in general economic conditions including changes in national, regional or local construction or industrial activities;

•	the timing of expenditures for new rental equipment and the disposition of used equipment;

•	competitive pricing pressures; and

•	changes in interest rates.

          We incur significant expenses in opening new locations, such as employee training, marketing and facility set-up costs. Initially, new locations may generate lower operating margins than established locations and may operate at a loss for a period of time. Our new locations have, on average, achieved profitability within six months of their opening. In addition, when we purchase new rental equipment, the depreciation related to such equipment may contribute to near-term margin decline because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the opening of new rental locations and the purchase of rental equipment may reduce our operating margins during a start–up period.

Inflation

           We do not believe that inflation has been a significant factor to the cost of our operations other than the increase in steel prices discussed above in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" (Item 7).

Impact of Recently Issued Accounting Standards

           In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" (SFAS No. 123(R)). SFAS No. 123(R) requires that the cost relating to share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies will be required to apply the provisions of SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

           In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. We will adopt this statement as required, and management does not believe the adoption will have a material effect on our results of operations, financial condition or liquidity.

Risk Factors

Risks Related to Our Business and Our Industry

Future operating losses may decrease our cash flow which would limit our ability to reinvest in our business, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations.

          While we generated operating income of $27.4 million in 2004, we experienced operating losses of $94.5 million and $47.3 million in 2002 and 2003, respectively. Future operating losses, and the resulting impact on operating cash flow, could adversely affect our business strategy, our existing indebtedness and our ability to obtain financing in the future.

Our substantial level of indebtedness could materially adversely affect our ability to execute our business strategy.

           Historically, we have made, and continue to make, use of indebtedness to finance our equipment purchases and capital investments. As of December 31, 2004, we had approximately $288.9 million of indebtedness. We anticipate that we will incur additional indebtedness in the near future. Our high level of indebtedness could have important consequences to our stockholders and other investors. We must use a substantial portion of our cash flow from operations to pay interest on our Senior Secured Notes and, to the extent incurred, our other indebtedness, which may reduce the funds available to us to reinvest in our business. Greater levels of indebtedness might also limit our flexibility to adjust to changing economic or market conditions or new competitive pressures.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

           Our current point of sale system facilitates our ability to monitor and control our operations. The system was designed primarily to support a rental business model which is not consistent with our new strategy to diversify our revenue mix through increased sales of new and used equipment, merchandise, parts and service. As such, our current systems do not adequately support our future strategy. In addition, our current systems are not sufficiently sophisticated to support an automation of manual controls and processes. Limitations such as these have led us to begin the replacement of our point of sale system. Any disruptions in our current systems or in connection with our transition to a new point of sale system or the failure of our current or new systems to operate as expected could adversely affect our operating results by limiting our ability to effectively monitor and control our operations and adjust to changing market conditions in a timely manner.

Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results.

           In 2004 and during the audit of our 2004 financial statements, as part of our review of our internal controls over financial reporting, we determined that we had certain material weaknesses over financial reporting.

           We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). During the course of our testing, we may identify deficiencies which we may not be able to remediate prior to the reporting deadline imposed by the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and therefore, we may report additional material weaknesses in internal controls in the future.

           We believe that our efforts are addressing the material weaknesses and significant deficiencies in internal controls over financial reporting. However, for the reasons stated above, we cannot give any assurances that all material weaknesses and significant deficiencies have been entirely corrected or that internal control weaknesses will not be identified from time to time in the future. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our ability to effectively manage our business and raise capital and the market value of our outstanding securities may be impaired.

As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

          If prices for used equipment weaken, we may have to seek additional cash from other sources, such as additional indebtedness, to purchase new equipment. In addition, if we must retain older pieces of equipment instead of selling them, such equipment is more likely to require additional repair and maintenance costs, and given such repairs, be available for rent for shorter periods of time, thus negatively impacting the rental rates and revenue of such equipment and negatively impacting our cash flow.

Contraction in the private non–residential construction industry may weaken demand and pricing for our equipment.

           Much of the growth of our business is dependent on private non-residential construction activity. According to government sources, private non-residential construction activity contracted during the period 2001 through 2003 and had slight growth during 2004. During the period of contraction there was decreased demand and pricing for our equipment, and the equipment rental industry had significant excess equipment capacity. If private non-residential construction activity begins to contract again, it may weaken equipment rental rates and have an adverse effect on our operating cash flow.

Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and affect our cash flows and profitability.

           Our new management team has continued implementing our new business strategy, which emphasizes a diversification of our customer and service base, a decentralized management structure, a revitalized focus on our local managers' and regional customers' needs, better utilization of our infrastructure, and further development of strategic relationships. Making the transition to our new business model could cause significant disruptions in the Company and with our customers. We may not have adequate management and financial resources to achieve the goals of our new business strategy.

Because all of our existing leases for our NationsRent at Lowe's locations expire on the same date, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at substantially the same time.

           Our existing leases at these Lowe's locations expire on October 31, 2008. Lowe's may not allow us to renew any of those leases or offer to renew such leases on terms that are commercially acceptable to us. If we are unable to relocate such locations within their respective markets to comparable high traffic, retail space with another retailer, it could increase our costs to reposition such operations and create disruptions in repositioning our fleet. These events would have a negative effect on our customers and revenue in those markets. Revenue from our NationsRent at Lowe's locations was approximately $60.0 million for the year ended 2004, which represented approximately 10% of total revenues for the Company.

           The strategic alliance agreement with Lowe's also subjects us to certain non-competition provisions, primarily geographic restrictions, which continue for the duration of our existing leases. See the section entitled "Business – Certain Operating Restrictions" (Item 1).

Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

           We believe that price is one of the primary competitive factors in the equipment rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates. To the extent that we lower rental rates to attempt to increase or retain market share, our operating margins may be adversely impacted. In some cases, we may not be able to match larger competitors' rate reductions because of their greater financial resources. If we do not match competitors' rate reductions, we may lose market share, resulting in decreased revenue and cash flow.

Although we are actively negotiating to establish dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

           As part of our strategy to diversify our revenue base, we have been actively negotiating agreements with leading equipment manufacturers that allow us, in a dealership or distributor capacity, to offer new products and ancillary customer services, including warranty service, to our customers. In some cases, our relationship with these manufacturers is new and we have no experience with them. As we enter into more of these types of contracts, we will become significantly more dependent upon our relationships with, and the success of, the manufacturers with whom we have relationships. We will depend on the manufacturers to provide us with an inventory of new equipment. General economic downturns or factors such as labor strikes, supply shortages, product defects, negative publicity, including safety recalls of particular equipment, or poor product mix affecting those manufacturers with whom we have contracts would likely have a material adverse effect on our ability to generate revenues and diversify our product mix.

           Finally, because the majority of these contracts are short-term, non-exclusive and subject to termination on a minimal amount of notice, we cannot predict with any certainty whether our new relationships with these manufacturers will succeed over the long-term and result in a more high-quality and desirable product mix that satisfies customer demand and generates additional significant revenue for the Company.

We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

           We have made and may continue to make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. These acquisitions would involve significant risks and uncertainties, such as:

•	the industry of the acquired businesses may develop in a different direction than we anticipated and the business and technologies we acquire may not prove to be those we need;

•	the future valuations of acquired businesses may decrease from the purchase price we paid or the revenues generated by the acquired businesses may not offset increased operating expenses associated with such acquisitions;

•	we might face difficulties in integrating the products, businesses and operations of the acquired businesses in an efficient and effective manner;

•	we may be entering new markets with which we have limited experience and where our competitors may have a stronger market presence;

•	the assumption of potential liabilities; and

•	we could have substantial difficulty incorporating the acquired businesses into our financial reporting procedures and, given current SEC deadlines on reporting any deficiencies in our internal controls and procedures, the acquisition of such businesses could hinder our ability to effectively maintain and analyze our internal controls and procedures.

           Our ability to successfully operate and integrate newly acquired businesses could also determine whether our future acquisitions will be successful, or whether we will attempt further acquisitions at all.

Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

           We are subject to federal, state and local laws and regulations governing occupational health and safety and environmental protection. Under these laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous substances located on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous substances. Some of our existing and former locations use and have used substances that are or may be considered hazardous or otherwise are subject to applicable environmental requirements. We currently use hazardous materials such as solvents to clean and maintain our rental equipment and vehicles. We also generate and dispose of waste such as used motor oil, radiator fluid and solvents, and we may be liable under various federal, state and local laws for environmental contamination at facilities where our waste is or has been disposed. In addition, we dispense petroleum products from underground and above-ground storage tanks located at certain rental properties that we own or operate. We incur ongoing expenses associated with the removal of older underground storage tanks and other activities to comply with environmental laws, and we also perform remediation at certain of our locations. Environmental and safety requirements may become more stringent or be interpreted and applied more stringently in the future, and we may indemnify other parties for adverse environmental conditions that are currently known to us. Such future changes or interpretations, or the indemnification for such adverse environmental conditions, could cause us to incur substantial additional and unanticipated environmental compliance or remediation costs or penalties related to violations of these laws and regulations.

Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

           Our business exposes us to potential claims for personal injury or death resulting from the use of the equipment we rent or sell, and from injuries caused in motor vehicle accidents in which our delivery or service personnel are involved. We have in the past sought to reduce our exposure to such claims by maintaining comprehensive insurance, subject to a deductible. When our current insurance policy covering such claims expires, we may be unable to renew such coverage upon terms acceptable to us, if at all. If we are able to renew our coverage we expect that the premium rates and deductibles may increase as a result of general rate increases for this type of insurance as well as our historical claims experience and that of our competitors in the industry. If we cannot obtain insurance coverage, it could adversely affect our business by increasing our costs with respect to any claims. Additionally, existing or future claims may exceed the level of our present insurance, and our insurance may not continue to be available on economically reasonable or desirable terms, if at all.

           Risks Related to Our Reorganization

Our adoption of Fresh-–Start reporting and related accounting rules may limit your ability to accurately compare our financial results.

          Since emerging from bankruptcy, we have been operating our business under a new capital structure and became subject to the Fresh-–Start reporting rules, as discussed above. Accordingly, our financial results relating to periods prior to the Effective Date may not be comparable to periods after our emergence from bankruptcy.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

           The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At December 31, 2004, we did not have any variable rate debt outstanding.

Item 8.      Financial Statements and Supplementary Data

           Consolidated financial statements and supplementary data are included hereto in Item 15.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.      Controls and Procedures

           Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation and notwithstanding the items described below, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

           In 2004, as part of our review of our internal controls over financial reporting, we determined that the failure of quarterly review controls relating to the financial statement closing process allowed for significant deficiencies to occur that, when assessed in the aggregate, constituted a material weakness. We identified the following significant deficiencies, among others:

•	failure in quarterly controls to properly accrue for cooperative advertising receivables from our manufacturers and for incentive compensation awards;

•	failure in quarterly controls to properly calculate a write-down related to capitalized repair and maintenance costs;

•	failure in controls to properly classify delivery vehicle depreciation expense as part of our other delivery expenses included as a cost of equipment rentals as opposed to non-rental equipment depreciation expense in accordance with accounting principles generally accepted in the United States; and

•	failure in quarterly controls to properly assess our inventory obsolescence and property tax reserves.

           We have since restated our condensed consolidated financial statements to correct the errors related to these significant deficiencies. In addition, we have taken and are continuing to take remedial measures to strengthen our internal controls and to address these deficiencies, including the addition of staff and additional review for transactions relating to non-routine, judgmental and estimation processes.

           During the audit of our 2004 financial statements, we determined that we had a material weakness regarding our failure to properly assess the impact of not consistently obtaining a written customer acknowledgement of the terms of certain rental and sales transactions on open account. We have taken and are continuing to take remedial measures to strengthen our internal controls and to address this material weakness. These measures include the addition of staff and timely periodic review of rental and sales transactions.

           We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. During the course of our testing, we may identify deficiencies which we may not be able to remediate prior to the reporting deadline imposed by the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and therefore, we may report additional material weaknesses in internal controls in the future.

           We believe that our efforts are addressing the material weaknesses and significant deficiencies in internal controls over financial reporting. However, for the reasons stated above, we cannot give any assurances that all material weaknesses and significant deficiencies have been entirely corrected or that internal control weaknesses will not be identified from time to time in the future. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our ability to effectively manage our business and raise capital and the market value of our outstanding securities may be impaired.

Item 9B.     Other Information

          None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

           Each of the officers identified below hold such positions at the Company and each of its direct and indirect subsidiaries.

      Name                                         Age             Position
      ----                                        ----             --------

      Thomas ("Jeff") J. Putman (1)............... 54    President, Chief Executive Officer and Director
      Bryan T. Rich............................... 48    Executive Director (an officer position) and
                                                         Co-Chairman of the Board of Directors
      Douglas M. Suliman, Jr. (2)................. 49    Executive Director (an officer position) and
                                                         Co-Chairman of the Board of Directors
      Thomas J. Hoyer............................. 42    Executive Vice President and Chief Financial Officer
      Joseph H. Izhakoff.......................... 39    Executive Vice President-- Corporate Development, General
                                                         Counsel and Secretary
      John C. Scherer............................. 48    Vice.President and Treasurer
      Robert W. Schiller.......................... 52    Vice.President and Controller
      Thomas W. Blumenthal (2).................... 46    Director
      Andrew P. Hines (2)......................... 65    Director
      Irving M. Levine (1)........................ 70    Director
      Greg A. Rosenbaum (1)....................... 52    Director

(1)	Member of the Company's Compensation Committee.
(2)	Member of the Company's Audit Committee.

          Thomas ("Jeff") J. Putman has been a director and our President and Chief Executive Officer since June 2003. From September 2001 to June 2003, Mr. Putman was self-employed as a consultant and from March 2002 to August 2002, he additionally served as an industry consultant to the Committee of Unsecured Creditors of NationsRent. Between 1990 and September 2001, Mr. Putman served in a number of capacities at Fluor Corporation and its subsidiaries. From January 2001 to September 2001, he was the Chief Executive Officer of GlobEquip LLC, a global, internet-enabled trading company focused on the mining and construction equipment vertical markets. From 1999 to 2000, he served as Senior Vice President of Fluor Global Services and, from 1997 to 1999, he served as Group President for Fluor Daniel Diversified Services Group. From 1990 to 1997, Mr. Putman served as President of American Equipment Company, Fluor's equipment distribution subsidiary.

          Bryan T. Rich has been a Co-Chairman of the Board of Directors and an Executive Director (an officer position) since June 2003. Mr. Rich is co-founder and a Managing Member of Phoenix Rental Partners, LLC and was a Managing Director of Boston Rental Partners, LLC ("Boston Rental"). He was Senior Vice President of NationsRent for the Northeast Region from 1998 to 2000, is a trustee of two real estate investment trusts and since 1998 has been the President of TREC, LLC, an active commercial real estate company currently leasing three properties to NationsRent. Mr. Rich was the majority stockholder and President of Logan Equipment, Corp. which was acquired by NationsRent in December 1998. He was a co-founder of Commonwealth National Bank and currently serves on its board of directors. Mr. Rich is a 1978 graduate of Boston College, where he received his Bachelor of Science degree in Operations Management.

           Douglas M. Suliman, Jr. has been a Co-Chairman of the Board of Directors and an Executive Director (an officer position) since June 2003. Mr. Suliman is co-founder and a Managing Member of Phoenix Rental Partners, LLC and was a Managing Director of Boston Rental. Mr. Suliman also is the founder and President of Island Partners, Ltd., a private merchant banking firm specializing in corporate restructuring, leveraged acquisitions and mergers and acquisitions for both public and private companies, a position he has held since 1990. He graduated in 1977 with a Bachelor of Science degree from the University of Massachusetts at Amherst and in 1980 with a Masters of Business Administration degree from Northeastern University.

          Thomas J. Hoyer has been our Executive Vice President and Chief Financial Officer since June 2003. From 2002 to 2003, Mr. Hoyer was Vice President of Corporate Finance at MWH Global, Inc., a privately held environmental consulting/engineering/construction company. He served as Chief Financial Officer of GlobEquip LLC in 2001. Mr. Hoyer began his career at Fluor Corporation, where he served in various positions with increasing levels of responsibility, most recently as Assistant Treasurer from January 1998 to January 2001. Mr. Hoyer earned a Bachelor's degree and a Master's Degree in Business Administration from Clemson University.

           Joseph H. Izhakoff has been our Executive Vice President — Corporate Development, General Counsel and Secretary since June 2003. Mr. Izhakoff joined NationsRent in 1998 and was the executive vice president, general counsel and secretary to NationsRent. Previously, Mr. Izhakoff was a shareholder/partner of Akerman, Senterfitt & Edison, P.A., one of Florida's premier law firms, where his practice focused on corporate finance and mergers and acquisitions. Mr. Izhakoff began his career in New York with Paul, Weiss, Rifkind, Wharton & Garrison, a globally oriented, full service law firm with offices worldwide. He received a Bachelor of Science degree with highest honors from the State University of New York at Albany in 1987 and a Juris Doctor degree with honors from Harvard Law School in 1990.

          John C. Scherer has been a Vice President and our Treasurer since June 2003. Mr. Scherer joined NationsRent in March 1998 and has served in positions of increasing responsibility in the treasury department. In his role as Vice President and Treasurer, Mr. Scherer is responsible for maintaining the Company's relationships with investment banks and other lenders, as well as providing financial reports to executive management and the Board of Directors. Prior to joining NationsRent, Mr. Scherer worked in positions of increasing responsibility at OHM Corporation from 1985 to 1998, most recently as Assistant Treasurer. Mr. Scherer holds a Bachelor of Science degree in business administration and a Master of Business Administration degree from Bowling Green State University.

           Robert W. Schiller has been our Vice President and Controller since January 2005. Mr. Schiller joined NationsRent in August 1999 as Director of the internal audit group, most recently as our Vice President of Internal Audit and was responsible for administering financial, operational and compliance audits of the Company's processes, systems, and store operations. Mr. Schiller holds a Bachelor of Science, Accounting degree from the State University of New York at Albany, and a Masters in Business Administration degree from Pace University. He is a member of the Institute of Internal Auditors and the American Institute of Certified Public Accountants.

           Thomas W. Blumenthal has been a director since June 2003. Mr. Blumenthal is a Managing Director of Baupost, a registered investment adviser that manages discretionary equity capital following a value investment philosophy. He joined Baupost in 1993. Mr. Blumenthal has previously served on the boards of directors of Data Documents, Inc., Richey Electronics, Inc. and RMA Home Services, Inc. He graduated from Claremont McKenna College with a Bachelor of Arts degree in Economics in 1981.

          Andrew P. Hines has been a director since June 2003 and has more than 25 years of experience as a senior level executive of various companies. Since 2000, Mr. Hines has been a senior partner of Hines & Associates, a management-consulting group. Since 2000, he also served as Interim Chief Financial Officer of C.P. Kelco and as Chief Financial Officer, Chief Operating Officer and Executive Vice President of Ardent Communications (formerly CAIS Internet). In 1997, Mr. Hines was one of two initial members of a new management team of Outboard Marine Corporation, a marine engine manufacturing company, and from 1997 to 2000, he served as Outboard Marine's Executive Vice President and Chief Financial Officer. Mr. Hines is a Certified Public Accountant and has a Bachelor of Business Administration degree from St. John's University. He is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants and the Financial Executives Institute.

          Irving M. Levine has been a director since June 2003 and has over 40 years experience in the construction industry. At the end of 2002, Mr. Levine retired as the Chairman and Chief Executive Officer of Multiquip, Inc., a manufacturer and distributor of small and medium-sized construction equipment and a major supplier to NationsRent, where he worked since 1973. Mr. Levine holds a Bachelor of Science degree in Civil Engineering from Northeastern University.

           Greg A. Rosenbaum has been a director since June 2003. Mr. Rosenbaum is President of Palisades Associates, Inc., a merchant banking and consulting company which he founded in 1989. Mr. Rosenbaum serves as a director of Playcore Holdings, Inc., TVC Communications, LLC, EK Holdings, Inc., Empire Kosher Poultry, Inc., Harvard Debate, Inc. and The Whaler on Kaanapali Beach and is a member of The Dean's Councils, as well as Chair of the Dean's Alumni Leadership Council, at Harvard's John F. Kennedy School of Government. He is also a member of Harvard University's Committee on University Resources. Mr. Rosenbaum received a Bachelor of Arts degree from Harvard College in 1974, a Master in Public Policy degree from Harvard's Kennedy School in 1978, and a Juris Doctor degree from Harvard Law School in 1978. He is admitted to the active practice of law in Ohio and Illinois and is a member of the American Bar Association and its Sections on Business Law, including its committee on Corporate Governance, and Antitrust.

           Each of our directors shall hold such position until the next annual meeting of stockholders and until such time as their successors shall have been duly elected and qualified.

Employment Agreements

          The Company has entered into an employment agreement with each of the following executive officers:

          Thomas ("Jeff") J. Putman, our President and Chief Executive Officer since June 2003, has a four–year employment agreement that provides for a minimum annual base salary of $500,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. Mr. Putman received 21,406 shares of restricted stock pursuant to the terms of the Company's 2003 Restricted Stock Plan as described below. Thirty-four percent (34%) of such shares vested on the date of the grant, and the balance will vest in equal amounts (33%) over the next two years, on each anniversary of the date of the grant. If Mr. Putman's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to three times his annual base salary in effect at the time of termination.

           Bryan T. Rich, one of our two Executive Directors since June 2003, has a four-year employment agreement that provides for a minimum annual base salary of $400,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. Mr. Rich received 41,862 shares of restricted stock pursuant to the Company's Restricted Stock Plan. Fifty percent (50%) of such shares vested on the date of the grant, and the remaining 50% will vest on the first anniversary of the date of the grant. If Mr. Rich's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

           Douglas M. Suliman, Jr., one of our two Executive Directors since June 2003, has a four-year employment agreement that provides for a minimum annual base salary of $400,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. Mr. Suliman received 41,863 shares of restricted stock pursuant to the Company's Restricted Stock Plan. Fifty percent (50%) of such shares vested on the date of the grant, and the remaining 50% will vest on the first anniversary of the date of the grant. If Mr. Suliman's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

           Thomas J. Hoyer, our Chief Financial Officer since June 2003, has a four-year employment agreement that provides for a minimum annual base salary of $275,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. Mr. Hoyer received 4,500 shares of restricted stock pursuant to the Company's Restricted Stock Plan. Such shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant. If Mr. Hoyer's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

           Joseph H. Izhakoff, our Executive Vice President — Corporate Development, General Counsel and Secretary since June 2003, has a four-year employment agreement that provides for a minimum annual base salary of $300,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. Mr. Izhakoff received 2,250 shares of restricted stock pursuant to the Company's Restricted Stock Plan. Such shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant. If Mr. Izhakoff's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary. Upon any termination, Mr. Izhakoff also is entitled to an additional $225,000 cash payment in effect at the time of termination.

           John C. Scherer, our Vice President and Treasurer, has a four-year employment agreement that provides for a minimum annual base salary of $183,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. Mr. Scherer received 560 shares of restricted stock pursuant to the Company's Restricted Stock Plan. Such shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant. If Mr. Scherer's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

           Robert W. Schiller, our Vice President and Controller, has a four-year employment agreement that currently provides for a minimum annual base salary of $182,000 per year and annual incentive compensation awards of up to 100% of base salary based on performance targets. If Mr. Schiller's employment is terminated "without cause" or "due to a change in control," he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

Director Compensation

           Each non-employee member of the Company's board of directors receives compensation for his service as a director of the board in an annual amount equal to $35,000, payable quarterly in advance. We also made a one-time grant of 1,366 shares of restricted stock pursuant to the Company's Restricted Stock Plan to each of our non-employee directors, which shares vested immediately upon grant. Non-employee members of any committee of the Company's board receive additional compensation for their service on such committee equal to a per day meeting fee of $1,000, payable quarterly in arrears, up to a maximum of $6,000 per year. The chairperson of any committee receives an annual fee of $3,000 for his or her service, payable quarterly in advance. In addition, all non-employee directors of the Company are reimbursed for actual, reasonable out-of-pocket expenses incurred in connection with attending board or committee meetings in person. Although Thomas W. Blumenthal is a non-employee director, he has elected not to receive any compensation, other than expense reimbursements.

Indemnification of Directors and Officers

           Pursuant to our bylaws, we indemnify all of our directors and officers to the fullest extent permitted or required by the Delaware General Corporation Law. In addition, pursuant to our certificate of incorporation, to the extent not prohibited by law, we will indemnify any person who is or was made, or threatened to be made, a party to any threatened, pending or completed action, suit or proceeding, or a proceeding, by reason of the fact that such person, or a person of whom such person is the legal representative, is or was one of our directors or officers, or is or was serving as a director, officer, manager, member, employee or agent or in any other capacity at our request, for any other corporation, company, partnership, joint venture, trust, employee benefit plan or other enterprise (an "Other Entity") while serving as a director or officer of the Company, against judgments, fines, penalties, excise taxes, amounts paid in settlement and costs, charges and expenses (including attorneys' fees and disbursements) actually and reasonably incurred by such person in connection with such proceeding, if such person acted in good faith and in a manner such person believed to be in or not opposed to our best interests and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. We also may indemnify, to the extent described above, any person who is or was an employee or agent of the Company, or is or was serving as a director, officer, manager, member, employee or agent or in any other capacity at our request, for any Other Entity.

           We also have entered into an indemnification agreement with each of our directors, pursuant to which we will indemnify such director against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with any such proceeding (or any claim, issue or matter therein), if the director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

           Pursuant to the terms of their employment agreements described above, the persons covered by such agreements are indemnified and held harmless by the Company to the fullest extent permitted under the law of the State of Delaware. The Company is required to advance payment to such employee for costs and expenses and for all liability incurred by such employee to any third party as a result of the performance of its duties under the employment agreement, subject to the recoupment of such advances by the Company if it is ultimately determined that the employee was not entitled to such indemnification.

Restricted Stock Plan

           On the Effective Date, the Company adopted the 2003 Restricted Stock Plan, pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of our common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company's board of directors or any committee thereof (if so delegated by the board) shall determine. The Company has agreed to make "gross-up" payments in connection with restricted shares issued under the Restricted Stock Plan. Under the Restricted Stock Plan, the restricted shares held by an employee or director whose services have been terminated are subject to repurchase at the option of the Company for 180 days following such termination. Additionally, the holder of such restricted shares shall have the right to require the Company to repurchase such shares during the same 180-day period. The repurchase price for any such shares subject to such put or call shall be the net book value per share on the date of repurchase unless otherwise determined by the Company's board or committee thereof (if so delegated by the board), in their sole discretion, in accordance with the terms and conditions of the Restricted Stock Plan. If at the time of such repurchase, the Company's credit facilities do not allow such shares to be repurchased for cash, the Company may pay the repurchase price in the form of a five-year subordinated note.

Audit Committee Financial Expert

           The board of directors of the Company has determined that all members of the audit committee are financial experts as defined by the SEC rules and Mr. Hines is "independent," as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

           While we currently have in place a set of Business Practice Standards, as of the date of this report, we have not adopted a formal code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, or personnel performing similar functions to such senior officers. All of our employees, including such officers, must abide by our Business Practice Standards, which were adopted to help insure that all Company employees behave ethically and responsibly and comply with applicable law and regulations. Our Business Practice Standards cover matters relating to dishonesty, misappropriation and fraud, fair competition and treatment of confidential information, conflicts of interest, ethics violations and the Company's zero tolerance policy on harassment in the workplace. The standards also include procedures on how employees may report any concerns or potential violations of the Company's policies.

           We are currently in the process of reviewing a code of ethics with our experts and attorneys and expect to adopt the code of ethics upon completion of these discussions. The code of ethics will apply to all of our employees, including our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions and will supplement our Business Practice Standards.

Item 11.      Executive Compensation

           The following table sets forth certain information regarding compensation we paid to our Chief Executive Officer and to each of our four other most highly compensated executive officers at the end of fiscal 2004:

                                              Summary Compensation Table

                                                                                           Long Term
                                                                Annual Compensation      Compensation
                                                                -------------------      ------------
                                                                            Incentive      Restricted       All Other
Name and Principal Position                            Year      Salary       Awards     Stock Awards (1)  Compensation
---------------------------                            ----      ------       ------    -----------------  -------------
Thomas J. Putman

  President and Chief Executive Officer(2)..........   2004   $  578,780(3)  $ 297,900            --       $   62,322(4)
                                                       2003   $  266,710(3)         --  $  1,532,241(5)    $  974,817(6)
                                                       2002           --            --            --       $   43,365(7)

Bryan T. Rich

 Co-Chairman of the Board and Executive Director(2).   2004   $  409,237     $ 206,320            --              --
                                                       2003   $  209,230            --  $  2,996,554(8)   $1,077,618(9)

Douglas M. Suliman, Jr.

 Co-Chairman of the Board and Executive Director(2).   2004   $  409,237     $ 206,320            --              --
                                                       2003   $  209,231            --  $  2,996,554(10)  $1,370,263(11)

Joseph H. Izhakoff

 Executive Vice President-- Corporate Development,
  General Counsel and Secretary (12)................   2004   $  306,577     $ 154,500            --              --
                                                       2003   $  300,000     $  48,750  $    161,055(13)  $  617,375(14)
                                                       2002   $  285,854            --            --              --

Thomas J. Hoyer

 Executive Vice President and Chief Financial
  Officer (2).......................................   2004   $  304,771(15) $ 121,550            --              --
                                                       2003   $  139,171(15) $  81,000  $    322,110(16)  $  372,051(17)

__________

(1)	Such shares were issued under the Company's 2003 restricted stock plan and are valued at $71.59 per share less the amount paid for the shares by the officer of $0.01 per share. The Company does not presently anticipate that dividends will be paid on the shares of restricted stock.

(2)	Messrs. Putman, Rich, Suliman and Hoyer have served as executive officers of the Company since June 13, 2003.

(3)	This amount includes a cost of living increase of $67,234 for 2004 and $5,172 for 2003, specifically with respect to the cost of real estate taxes and insurance, made to Mr. Putman as a result of his relocation to South Florida, which increase will remain through 2006.

(4)	This amount reflects the gross-up payment made to Mr. Putman to cover the federal and self-employment tax liability incurred in connection with his service as a consultant to the Official Committee of Unsecured Creditors in 2002.

(5)	Pursuant to the Company's 2003 restricted stock plan, 34% of Mr. Putman's 21,406 shares vested on the date of the grant, and the balance will vest in equal amounts (33%) over the next two years, on each anniversary of the date of the grant.

(6)	This amount includes approximately $95,978 for Mr. Putman's relocation costs and approximately $878,839 for a gross-up payment made to Mr. Putman to pay taxes for restricted stock awards.

(7)	This amount reflects consulting fees paid by the Company to Mr. Putman in connection with his service as a consultant to the Official Committee of Unsecured Creditors in 2002.

(8)	Pursuant to the Company's 2003 restricted stock plan, 50% of Mr. Rich's 41,862 shares vested on the date of the grant, and the remaining 50% will vest on the first anniversary of the date of the grant.

(9)	This amount includes approximately $1,077,618 for a gross-up payment made to Mr. Rich to pay taxes for restricted stock awards.

(10)	Pursuant to the Company's 2003 restricted stock plan, 50% of Mr. Suliman's 41,863 shares vested on the date of the grant, and the remaining 50% will vest on the first anniversary of the date of the grant.

(11)	This amount includes approximately $1,370,263 for a gross-up payment made to Mr. Suliman to pay taxes for restricted stock awards.

(12)	Mr. Izhakoff has served as Executive Vice President -- Corporate Development, General Counsel and Secretary since June 2003. Mr. Izhakoff joined NationsRent in 1998 and was the executive vice president, general counsel and secretary to NationsRent, Inc. Mr. Izhakoff also held stock options in the Predecessor Company which were extinguished as part of the Company's Plan of Reorganization and are not reflected in the table.

(13)	Pursuant to the Company's 2003 restricted stock plan, Mr. Izhakoff's 2,250 shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant.

(14)	This amount includes a special reorganization bonus of $225,000, a key employee retention bonus of $300,000 related to the reorganization, and approximately $92,375 for a gross-up payment made to Mr. Izhakoff to pay taxes for restricted stock awards.

(15)	This amount includes a cost of living increase of $21,733 for 2004 and $1,672 for 2003, specifically with respect to the cost of real estate taxes and insurance, made to Mr. Hoyer as a result of his relocation to South Florida, which increase will remain through 2006.

(16)	Pursuant to the Company's 2003 restricted stock plan, Mr. Hoyer's 4,500 shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant.

(17)	This amount includes approximately $187,300 for Mr. Hoyer's relocation costs and approximately $184,751 for a gross-up payment made to Mr. Hoyer to pay taxes for restricted stock awards.

Compensation Committee Interlocks and Insider Participation

           There are no compensation committee interlocks (i.e., no executive officer of ours serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors). Thomas J. Putman, our President and Chief Executive Officer, serves on our compensation committee. He has and will continue to recuse himself from all discussions and decisions concerning his compensation.

Compensation Committee Report on Executive Officer Compensation

           The compensation committee ("Committee") was formed by the board of directors in July 2003 following the Effective Date. The Committee must consist of at least three members of the board of directors. The Committee currently consists of Greg A. Rosenbaum and Irving M. Levine, who are not employees of the Company, and Thomas J. Putman, who is our President and Chief Executive Officer. Mr. Putman is required to recuse himself when the Committee discusses his compensation. In 2004, the Committee met on four occasions and acted by written consent on one occasion.

Role of the Committee

           As it relates to executive compensation, the Committee's duties and responsibilities are to review and approve goals and objectives relevant to the compensation of the chief executive officer and other senior officers and, after a review of performance in light of such goals and objectives, to set the compensation of the chief executive officer and such senior officers. The Committee also is responsible for reviewing and making recommendations to the board of directors with respect to the general compensation, benefits and perquisites policies and practices of the Company, including the Company's incentive compensation and equity-based compensation plans. The Committee has the authority to conduct or authorize surveys or studies of matters within the scope of the Committee's responsibilities and, in that regard, the Committee may retain, at the Company's expense, independent counsel or other consultants as necessary to assist in any such surveys or studies.

Guiding Principles

          The goal of the Company's compensation system is to attract, reward, motivate and retain key executives who are capable of achieving the Company's objectives in a highly competitive industry. In discharging the Committee's duties and responsibilities, the Committee's guiding principles in the design and administration of the Company's executive compensation programs are:

•	compensation should be based on the performance of both the individual and the Company;

•	compensation should be designed to support the Company's business strategy and culture;

•	compensation should take into account short-term and long-term objectives and performance; and

•	compensation levels should be appropriate and competitive for the industry in which the Company competes.

Components

           The primary components of the Company's executive compensation program consist of base salaries, annual incentive compensation awards and long-term incentives. The Committee does not allocate a fixed percentage of compensation to each of these components, providing flexibility to help drive the Company's achievement of specific objectives.

           In June 2003, when the Company completed its reorganization, it assembled a new senior management team, which consisted of proven industry professionals from outside the Company together with certain highly regarded members of the existing senior management team. In order to attract, retain and integrate this new management team and to ensure their focus on the Company's new business strategy, the Company offered a four-year employment agreement to each member of its senior management team. The terms of these employment agreements are described in more detail in the section entitled "Directors and Executive Officers of the Registrant—Employment Agreements" (Item 10). These agreements established minimum base salaries, maximum annual incentive compensation awards and long-term incentives in the form of initial restricted stock awards. These agreements also contain non-competition and non-solicitation covenants, severance benefits and relocation benefits.

Base Salary

           The minimum annual base salary of each of the Company's key executives was established at the time each of their respective employment agreements were entered into. All of the employment agreements provide for the potential increase, but not a decrease, in annual salary, at the discretion of the board of directors or the Committee. The base salary of each key executive is reviewed annually by the Committee based on performance evaluations. The base salary program is designed to pay for individual performance within a structure that is internally equitable and externally competitive with comparable companies. Base salaries are a function of:

•	the relative value and potential impact of each position on the performance of the Company. Value is measured by, among other things, responsibilities, complexity and scope of markets, sales volume, technological requirements and business strategy. The evaluation process results in the assignment of a position grade;

•	salary ranges, assigned to each pay grade, which establish a competitive position with median salary compensation levels at comparable companies; and

•	individual performance, within established base salary ranges.

Incentive Compensation

           Incentive compensation awards are designed to support the Company's business strategy and to foster the creation of a culture, where eligible participants are rewarded for their contributions to the Company's success and teamwork among working units. The Committee aims to establish goals at the beginning of each fiscal year, identifying key performance measures that the Committee believes will help the Company achieve its stated business strategy. The Committee identified the following four criteria with which to determine cash incentive compensation awards for fiscal year 2004, with the relative weights allocated to each category: cash flow (60%), return on fleet (30%), strategy (10%) and safety (which has a multiplier effect on an individual's cash incentive compensation award). The Committee also established a target award of 50% of base salary for all executive participants.

           Participants may receive 100% of the target award if they achieve each of the performance measures established for such participant. Actual awards can range from zero to a maximum of 200% of the target award based on the achievement of personal goals. No amounts are awarded if less than 80% of the cash flow target is achieved. All awards paid are subject to the discretion of the Committee in accordance with the objectives and performance measures outlined above, which are modified from year to year.

Long Term Incentives

           The long-term component of this executive compensation program is a restricted stock plan which is designed to link the interests of senior management with stockholders and provide such management with an equity interest in the Company. The restricted shares are designed to encourage and enable the acquisition by each executive of a personal proprietary interest in the Company, thereby providing the executives with incentives to put forth maximum efforts for the development and financial success of the Company and strengthen their desire to remain with the Company. Restricted stock also rewards management for long-term strategic direction and enhancement of stockholder value and promotes recruitment and retention of key management personnel by providing meaningful incentives dependent upon successful corporate performance.

           The members of senior management to whom restricted stock awards are granted under the restricted stock plan, the number of shares with respect to which a restricted stock award is granted, and the vesting schedule of such shares is determined by the board of directors or the Committee, as the case may be, in its sole discretion.

Chief Executive Officer Compensation for 2004

           Mr. Putman's annual salary and incentive compensation award was determined by the Committee based on the same criteria as summarized in the preceding paragraphs relative to all executive officers. Mr. Putman's salary for 2004 was increased by 3.16% in March 2004 due to his personal achievement of those goals established by the Committee for the chief executive officer, taking into account criteria such as the effectiveness and quality of his leadership of the Company, his role in management, his contribution to the Company's business and growth strategy and his support of the Company's safety policy. In addition, Mr. Putman received an incentive compensation award of $297,900 for 2004, which was based on the Company's achievement of the financial and safety goals described above and Mr. Putman's achievement of the personal goals associated with his position in the Company.

The Compensation Committee:
          Irving M. Levine
          Thomas J. Putman
          Greg A. Rosenbaum

Other Employee Benefits

Retirement Savings Plan

           The Company's 401(k) Retirement Savings Plan (the "401(k) Plan") provides retirement and other benefits to its employees and permits employees a means to save for their retirement. The Company may, at its discretion, make matching contributions under the 401(k) Plan. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code. The Company also provides welfare benefits to its employees, including health, life and disability. The Company's executive officers participate in these plans, however, the benefits do not exceed 10.0% of their respective salaries. The Company did not make any matching contributions under the 401(k) Plan for the year ended December 31, 2004.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           The following table sets forth information with respect to the beneficial ownership of NationsRent Companies, Inc. as of March 15, 2005 by:

•	each person who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each member of our board of directors;

•	each of our existing executive officers named in the Summary Compensation Table; and

•	all members of our board of directors and our executive officers as a group.

           Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of shares of common stock listed below has sole voting and investment power as to such shares unless otherwise noted.

                                                                        Number of         Percentage of Total
Name and Address of Beneficial Owner (1)                              Common Shares        Common Shares (2)
----------------------------------------                             ---------------      ------------------

Stockholders of Five Percent or More
AG Rental, L.L.C....................................................      89,560(3)                53%
Phoenix Rental Partners, LLC........................................     244,491(4)                14.5%
The Baupost Group, L.L.C............................................     969,769(5)                55.4%
Executive Officers and Directors
Thomas J. Putman....................................................      21,406(6)                 1.3%
Bryan T. Rich.......................................................     286,353(7)                17.0%
Douglas M. Suliman, Jr..............................................     286,354(8)                17.0%
Joseph H. Izhakoff..................................................       2,250(9)                  **
Thomas J. Hoyer.....................................................       4,500(9)                  **
Thomas W. Blumenthal................................................          --(10)                 --
Andrew P. Hines.....................................................       1,366(11)                 **
Irving M. Levine....................................................       1,366(11)                 **
Greg A. Rosenbaum...................................................       1,366(11)                 **
All directors and executive officers as a group (11 persons)........     361,030(12)               21.5%

(1)	The address for AG Rental, L.L.C. is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Phoenix Rental Partners, LLC is 800 Hartford Turnpike, Shrewsbury, Massachusetts 01545. The address for Baupost is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116. The address for the NationsRent executive officers and directors named in the above table is NationsRent Companies, Inc., 450 East Las Olas Boulevard, Suite 1400, Fort Lauderdale, Florida, 33301.

(2)	The percentage of total common shares was calculated based on 1,669,588 issued and outstanding shares as of March 15, 2005, plus for each person or entity listed above the number of shares that may be acquired by such person or entity within 60 days upon exercise or conversion of outstanding convertible securities.

(3)	Consists of (i) 79,682 issued and outstanding shares of common stock, 10,182 of which AG Rental, L.L.C. has sole voting power and 69,500 of which AG Rental has shared voting power pursuant to a voting agreement with various investment partnerships managed by Baupost, and (ii) 9,878 shares of common stock which may be acquired upon the conversion of a convertible subordinated promissory note, 8,616 of which are subject to the voting agreement and over which AG Rental, L.L.C. has shared voting power.

(4)	Consists of (i) 232,737 issued and outstanding shares of common stock and (ii) 11,754 shares of common stock which may be acquired upon the conversion of convertible subordinated promissory notes, in each case held by Phoenix Funding I, LLC, which is controlled by Phoenix Rental Partners, LLC. Bryan T. Rich and Douglas M. Suliman, Jr., co-founders and managing members of Phoenix Rental Partners, LLC, exercise voting and investment control over these shares.

(5)	Consists of (i) 819,835 issued and outstanding shares of common stock and (ii) 71,818 shares of common stock which may be acquired upon the conversion of convertible subordinated promissory notes held by various investment partnerships managed by Baupost, which is a registered investment adviser and which beneficially owns such shares as general partner of such investment partnerships. SAK Corporation, which is wholly owned by Seth A. Klarman, is the managing member of Baupost. Individual investment funds in which 5% or more of the outstanding shares of common stock are held are as follows:

                                                                              Number of
                                                                             Common Shares
                                                                               Underlying
                                                          Number of             Convertible      Percentage of Total
         Record Holder                                   Common Shares     Subordinated Notes      Common Shares
         -------------                                 ----------------    ------------------      -------------

         Baupost Private Investments A-1, L.L.C......       106,235               9,295                 6.9%
         Baupost Private Investments C-1, L.L.C......       274,279              24,012                17.6%
         Baupost Private Investments H-1, L.L.C......       127,729              11,197                 8.3%
In addition, pursuant to the voting agreement described in footnote 3, the various investment partnerships managed by Baupost have shared voting power over an additional 69,500 issued and outstanding shares of common stock and 8,616 shares of common stock issuable upon conversion of convertible subordinated notes.

(6)	Consists of restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, 34% of which vested on the date of grant and the balance of which vest in equal installments on the first and second anniversaries of the date of grant.

(7)	Consists of (i) 41,862 restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, 50% of which vested on the date of grant and the balance of which vest on the first anniversary of the date of grant and (ii) 244,491 shares of common stock beneficially owned by Phoenix Rental Partners, LLC, for which Mr. Rich is a managing member.

(8)	Consists of (i) 41,863 restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, 50% of which vested on the date of grant and the balance of which vest on the first anniversary of the date of grant and (ii) 244,491 shares of common stock beneficially owned by Phoenix Rental Partners, LLC, for which Mr. Suliman is a managing member.

(9)	Consists of restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, which vest in equal installments on the first, second, third and fourth anniversaries of the date of grant.

(10)	Mr. Blumenthal is a managing director of Baupost. Mr. Blumenthal disclaims beneficial ownership of the shares beneficially owned by Baupost.

(11)	Consists of restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, all of which vested on the date of grant.

(12)	Consists of (i) 349,276 issued and outstanding shares of common stock, 116,539 of which were issued pursuant to the Company's 2003 restricted stock plan, and (ii) 11,754 shares of common stock which may be acquired upon the conversion of convertible subordinated promissory notes.

** Less than one percent.

Equity Compensation Plan Information

           The following presents equity compensation plan information as of December 31, 2004. For the year ended December 31, 2004, 3,292 shares were issued under the Restricted Stock Plan in February, March and October 2004. Of the 3,292 shares issued, 2,732 shares vested on the date of the grant and 560 shares vest in equal installments over four years beginning on the first anniversary of the date of the grant.

                                                                                                   Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                    Number of securities to           Weighted-average             equity compensation
                                    be issued upon exercise           exercise price of              plans (excluding
                                    of outstanding options,         outstanding options,           securities reflected
Plan Category                         warrants and rights            warrants and rights              in column (a))
-------------                         -------------------            -------------------              --------------
                                              (a)                            (b)                           (c)
Equity compensation plans
approved by security holders:                 n/a                            n/a                           n/a

Equity compensation plans not
approved by security holders:

Restricted Stock Plan............             n/a                            n/a                           12,091
                                           --------                       ---------                   -----------
    Total........................                                                                          12,091

           For a description of the plan described above see the section entitled "Directors and Officers of the Registrant—Restricted Stock Plan" (Item 10) and Note 14 to the Consolidated Financial Statements.

Item 13.      Certain Relationships and Related Transactions

          With respect to transactions discussed in this section, no independent determination has been made as to the fairness or reasonableness of the terms thereof. We believe however based on our prior experience, that the terms of each transaction were as favorable to us as we could have obtained from an unaffiliated party.

Real Estate Leases

          TREC, LLC, an entity affiliated with Bryan Rich, one of our Co-Chairmen, and certain affiliates of TREC, LLC are currently leasing three locations to the Company, with payments of approximately $694,000 in the aggregate for the year ended December 31, 2004. In addition, certain immediate family members of Bryan Rich currently lease an additional three locations to the Company, with payments of approximately $404,000 in the aggregate for the year ended December 31, 2004. We assumed these leases on the Effective Date. In March 2004, TREC, LLC and the Company agreed to enter into an amendment on one of such leases with the following terms: (i) TREC, LLC will not increase the annual lease payments by $176,875 (as contemplated by the original lease) and instead keep such annual lease payments fixed (subject to an upward adjustment after the initial five-year period, but only if, and to the extent, finance costs under the lease rise more than eight percent), (ii) TREC, LLC will not be required to pay $1.6 million to the Company under the terms of the original lease and (iii) the Company will assume responsibility for all structural repairs to the facility.

Stockholders' Agreement

          Certain of the Company's officers and directors are affiliated with interested stockholders of the Company. Thomas W. Blumenthal, a Company director, is a Managing Director of Baupost. In addition, the Executive Directors and Co-Chairmen of the Board of Directors of the Company, Bryan T. Rich and Douglas M. Suliman, Jr., are co-founders and Managing Members of Phoenix and were Managing Directors of Boston Rental. Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") among the Company and the holders of its common stock, preferred stock and convertible subordinated notes, the number of directors of the board of directors of the Company is fixed at nine. Under the Stockholders' Agreement, two of the nine directors are designated by the Phoenix Group for so long as the Phoenix Group holds 5% of the outstanding common stock. If the Phoenix Group holds between 1% and 5% of the outstanding common stock, it designates one director. The Baupost Group and its affiliates are entitled to designate: (i) four of the nine directors for so long as the Baupost Group holds 20% of the outstanding common stock; (ii) three directors if the Baupost Group holds between 15% and 20% of the outstanding common stock; (iii) two directors if the Baupost Group holds between 5% and 15% of the outstanding common stock; or (iv) one director if the Baupost Group holds between 1% and 5% of the outstanding common stock. Notwithstanding the foregoing, the Baupost Group has the right to designate four directors if the Baupost Group holds more shares of common stock than any other holder of common stock and Phoenix Group has the right to designate two directors if Phoenix Group holds more shares of common stock than any other holder of common stock (not including the Baupost Group). The Baupost Group has designated Messrs. Blumenthal and Rosenbaum to serve as directors, and Phoenix Group has designated Messrs. Suliman and Rich to serve as directors. The Company's board of directors currently has seven members and two vacancies. The vacancies are a result of the Baupost Group having designated only two of the four directors it is entitled to select.

Phantom Equipment Rental Corp.

           During the second quarter of 2004, we acquired 239 units of rental equipment from Phantom Equipment Rental Corp. ("Phantom"), which is an entity affiliated with Bryan Rich, for $6.0 million. As part of such acquisition, Phantom agreed to reimburse us for returning the acquired units to a rent-ready condition, and for the cost of an annual inspection on each unit. Phantom has reimbursed us approximately $136,000 for costs incurred by us through December 2004. In addition, Phantom has paid us approximately $13,400 for rental of equipment and shipping.

Convertible Subordinated Notes

           The Baupost Group owns $17.4 million principal amount of the Company's convertible subordinated notes. Phoenix Group owns $2.8 million principal amount of the Company's convertible subordinated notes. For a description of the convertible subordinated notes see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Debt and Other Obligations" (Item 7).

Key Employee Housing Assistance Program

           In November 2003, the Company created a limited housing assistance program to attract and retain certain specified individuals to the Company's corporate headquarters in Fort Lauderdale, Florida, and to assist such persons who moved from a materially lower cost of living city with the transition/relocation expenses associated with moving to Fort Lauderdale. The Company's limited housing assistance program consists of two non-interest bearing loans: one is a short-term bridge loan (one year), the other a long- term loan (ten years); neither loan is forgivable and must be repaid in full. Any short-term loan made under the program is no more than the appraised equity value of the employee's existing residence, is secured by such residence and is subject to repayment upon the sale of such residence. Any long-term loan made under the program is limited to 50% of the purchase price of the employee's new South Florida principal residence and is secured by such residence. The sum of the employee's first mortgage and the long-term loan cannot exceed 90% of the purchase price of the employee's new residence. The employee is required to transfer all equity in its existing residence to its new residence in South Florida. If during the term of the long-term loan, the employee is awarded an incentive compensation award, the Company shall withhold 30-40% of the gross amount of such award and apply it to reduce the outstanding amount of the long-term loan. Notwithstanding such application, the employee shall still be taxed on the gross amount of any such award. The Company made available such housing assistance program to certain of its non-executive officers. No executive officers are permitted to participate in this program. As of December 31, 2004, the Company had outstanding three long-term loans in an aggregate amount of approximately $2.5 million and one short-term bridge loan in an aggregate amount of approximately $225,000.

Item 14.      Principal Accountant Fees and Services

          The following table presents the aggregate fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Ernst & Young LLP.

                                                              2004            2003
                                                          ------------     -----------

         Audit fees (1)...............................    $  2,635,836     $ 1,383,810
         Audit related fees (2).......................         371,037         159,775
                                                          ------------     -----------
         Total audit and audit related fees...........       3,006,873       1,543,585

         Tax fees (3)..................................         83,064         240,791
         All other fees (4)............................           --             --
                                                          ------------     -----------
         Total fees....................................   $  3,089,937     $ 1,784,376
                                                          ============     ===========

_________________________

(1)	Includes fees for professional services rendered in connection with statutory or financial audits, quarterly reviews of financials, statutory and regulatory filings or engagements and internal control reviews. 2004 fees also include an estimated $600,000 to be billed through the conclusion of the annual audit.

(2)	Includes fees for professional services rendered in connection with financial statement audits of employee benefit plans, audit procedures related to accounting and/or billing records, management consultations regarding disclosure of transactions or events and/or regulatory compliance, attest services and SEC-related matters requiring a response within 30 days.

(3)	Includes fees for professional services rendered in connection with federal, state and local tax advice and planning, including compliance, and review of income tax returns.

(4)	There were no fees billed by our independent auditors during the years ended December 31, 2004 and 2003 for products and services, other than the services referred to in the preceding footnotes.

          Audit Committee Pre-Approval Policies and Procedures. In accordance with the Company's pre-approval policy, which was adopted in October 2004, the Audit Committee must pre-approve all audit and non-audit engagement services and fees with the independent auditor. In 2004, the Audit Committee provided general pre-approval for the services described above and established pre-approved fee levels for all services to be provided by the independent auditor. Services that do not receive the Audit Committee's general pre-approval or that exceed pre-approved fee levels require specific pre-approval by the Audit Committee. Pre-approvals remain effective for 12 months unless the Audit Committee specifically provides otherwise. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management, and it may not pre-approve non-audit services expressly prohibited by the SEC's rules and relevant guidance. The Audit Committee pre-approved all of the non-audit services provided by the Company's independent auditor.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS

           The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of NationsRent Companies, Inc. as of December 31, 2004 and December 31, 2003

Consolidated Statements of Operations of NationsRent Companies, Inc. for the Year Ended December 31, 2004, the Seven Months Ended December 31, 2003, the Five Months Ended May 31, 2003 and the Year Ended December 31, 2002

Consolidated Statements of Stockholders' Equity (Deficit) of NationsRent Companies, Inc. for the Year Ended December 31, 2002, the Five Months Ended May 31, 2003, the Seven Months Ended December 31, 2003 and the Year Ended December 31, 2004

Consolidated Statements of Cash Flows of NationsRent Companies, Inc. for the Year ended December 31, 2004, the Seven Months Ended December 31, 2003, the Five Months Ended May 31, 2003 and the Year Ended December 31, 2002

Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

          The following information is included in a separate section of this report following the signature page:

           Schedule II: Valuation and Qualifying Accounts

(a)(3) EXHIBITS

Exhibit Index

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.5.1	Second Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2004, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and Fleet Capital Corporation as a lender****
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto****
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden***
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller****
21	List of subsidiaries*
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

__________

*	Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

****	Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005	NATIONSRENT COMPANIES, INC. (Registrant) By /s/ Thomas J. Putman Title: President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signatures                                 Title                                  Date
         ----------                                 -----                                  ----

                                        President and Chief Executive
    /s/ Thomas J. Putman            Officer (Principal Executive Officer)             March 31, 2005
-----------------------------
      Thomas J. Putman

                                     Executive Vice President and Chief
                                        Financial Officer (Principal
    /s/ Thomas J. Hoyer                      Financial Officer)                       March 31, 2005
-----------------------------
      Thomas J. Hoyer

                                        Vice President and Controller
   /s/ Robert W. Schiller              (Principal Accounting Officer)                 March 31, 2005
-----------------------------
     Robert W. Schiller

     /s/ Bryan T. Rich                            Director                            March 31, 2005
-----------------------------
       Bryan T. Rich

/s/ Douglas M. Suliman, Jr.                       Director                            March 31, 2005
-----------------------------
  Douglas M. Suliman, Jr.

  /s/ Thomas W. Blumenthal                        Director                            March 31, 2005
-----------------------------
    Thomas W. Blumenthal

    /s/ Andrew P. Hines                           Director                            March 30, 2005
-----------------------------
      Andrew P. Hines

    /s/ Irving M. Levine                          Director                            March 29, 2005
-----------------------------
      Irving M. Levine

   /s/ Greg A. Rosenbaum                          Director                            March 31, 2005
-----------------------------
     Greg A. Rosenbaum

EXHIBIT INDEX

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.2	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.3	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
2.4	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries*
3.1	Certificate of Incorporation of the Company*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company*
3.4	Certificate of Designation for Series A Preferred Stock of the Company*
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock*
3.6	By-Laws of the Company*
3.7	Certificate of Incorporation of NationsRent, Inc.*
3.8	By-Laws of NationsRent, Inc.*
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation*
3.10	By-Laws of Las Olas Fourteen Corporation*
3.11	Certificate of Incorporation of Las Olas Twelve Corporation*
3.12	By-Laws of Las Olas Twelve Corporation*
3.13	Certificate of Incorporation of NRGP, Inc., as amended*
3.14	By-Laws of NRGP, Inc.*
3.15	Certificate of Incorporation of NationsRent USA, Inc.*
3.16	By-Laws of NationsRent USA, Inc.*
3.17	Certificate of Incorporation of NationsRent West, Inc.*
3.18	By-Laws of NationsRent West, Inc.*
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended*
3.20	By-Laws of Logan Equipment Corp.*
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.*
3.22	By-Laws of NationsRent Transportation Services, Inc.*
3.23	Articles of Incorporation of BDK Equipment Company, Inc.*
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.*
3.25	Certificate of Incorporation of NR Delaware, Inc.*
3.26	By-Laws of NR Delaware, Inc.*
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP*
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP*
4.1	Form of 9 1/2% Senior Secured Notes due 2010*
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company*
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the Guarantors and the initial purchasers*
4.4	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association and the other lending institutions party thereto, as administrative agent and as a lender.*
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, Fleet Capital Corporation as a lender and Bank of America, N.A. as a lender*
4.5.1	Second Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2004, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and Fleet Capital Corporation as a lender****
4.6	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent*
4.7	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008*
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust*
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust*
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.*
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto*
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto****
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto*
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto**
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman*
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich*
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.*
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer*
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff*
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer*
10.13	Form of Key Employee Housing Assistance Program*
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation*
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)*
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.*
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC*
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.)*
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.*
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.*
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.*
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.*
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.*
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto*
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries*
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein*
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.*
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden***
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller****
21	List of subsidiaries*
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

__________

*	Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

****	Filed herewith.

(1)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets of NationsRent Companies, Inc. as of December 31, 2004 and 2003	F-2

Consolidated Statements of Operations of NationsRent Companies,
     Inc. for the Year Ended December 31, 2004, the Seven Months
     Ended December 31, 2003, the Five Months Ended May 31, 2003
and the Year Ended December 31, 2002	F-3

Consolidated Statements of Stockholders' Equity (Deficit) of
     NationsRent Companies, Inc. for the Year Ended
     December 31, 2002, the Five Months Ended May 31, 2003,
     the Seven Months Ended December 31, 2003 and the
Year Ended December 31, 2004	F-4

Consolidated Statements of Cash Flows of NationsRent
     Companies, Inc. for the Year Ended December 31, 2004, the
     Seven Months Ended December 31, 2003, the Five Months
Ended May 31, 2003 and the Year Ended December 31, 2002	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II: Valuation and Qualifying Accounts	F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NationsRent Companies, Inc.

We have audited the accompanying consolidated balance sheets of NationsRent Companies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements ar ebased on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsRent Companies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP
Certified Public Accountants

Ft. Lauderdale, Florida
March 30, 2005

NATIONSRENT COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                                Successor Company
                                                                                      ----------------------------------
                                                                                      December 31,          December 31,
                                                                                         2004                   2003
                                                                                      ------------          ------------

                                    ASSETS

Cash and cash equivalents..........................................................  $     40,625           $    48,644
Accounts receivable, net of allowance for doubtful accounts of $8,309 and                  79,974
  $10,960 at December 31, 2004 and 2003, respectively..............................                              72,926
Inventories........................................................................        36,682                21,802
Prepaid expenses and other assets (Note 18)........................................        12,885                11,605
Debt issuance costs, net...........................................................         6,764                 7,155
Rental equipment, net..............................................................       368,176               347,076
Property and equipment, net........................................................        61,992                62,076
Intangible assets, net.............................................................         8,263                 8,479
                                                                                     ------------           -----------
   Total assets....................................................................  $    615,361           $   579,763
                                                                                     ============           ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable...................................................................  $     81,087           $    56,319
Accrued compensation and related taxes.............................................        15,742                 9,297
Accrued expenses and other liabilities.............................................        28,931                29,174
Accrued insurance claims...........................................................        16,001                14,500
Debt (Note 18).....................................................................       288,881               288,286
Income taxes payable...............................................................            --                   504
                                                                                     ------------           -----------
   Total liabilities...............................................................       430,642               398,080
                                                                                     ============           ===========
Commitments and contingencies
Stockholders' equity:
  Preferred stock-- $0.01 par value, 1,000,000 shares authorized,
    Series A, $72,002 liquidation preference, 72,002 shares issued and
    outstanding at December 31, 2004 and 2003......................................             1                     1
  Common stock-- $0.01 par value, 3,000,000 shares authorized,
    1,669,588 shares and 1,666,296 shares issued and outstanding at
    December 31, 2004 and 2003,
    respectively......................................... .........................            17                    17
Additional paid-in capital.........................................................       200,960               200,724
Deferred stock compensation, net...................................................        (1,164)               (4,560)
Accumulated deficit................................................................       (15,095)              (14,499)
                                                                                     ------------           -----------
  Total stockholders' equity ......................................................       184,719               181,683
                                                                                     ------------           -----------
  Total liabilities and stockholders' equity ......................................   $   615,361           $   579,763
                                                                                     ============           ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                     Successor Company                          Predecessor Company
                                          ---------------------------------------     -----------------------------------------
                                             Year Ended        Seven Months Ended     Five Months Ended         Year Ended
                                          December 31, 2004     December 31, 2003        May 31, 2003       December 31, 2002
                                          -----------------    ------------------     -----------------     -----------------

Revenue:
Equipment rentals revenue.............  $     460,901        $     268,704            $   155,567           $     419,057
Sales of equipment, merchandise,
   service, parts and supplies........        128,759               41,833                 20,499                  43,082
                                        -------------        -------------            -----------           -------------
Total revenue.........................        589,660              310,537                176,066                 462,139
                                        -------------        -------------            -----------           -------------
Cost of revenue:
Cost of equipment rentals.............        250,365              147,099                103,367                 240,324
Rental equipment depreciation and
   lease expense, and vehicle
   depreciation.......................        117,463               62,435                 57,801                 152,764
Cost of sales of equipment,
   merchandise, service, parts and
   supplies...........................         77,192               30,657                 18,764                  38,056
Impairment of rental equipment........             --                   --                     --                  16,923
                                        -------------        -------------            -----------           -------------
Total cost of revenue.................        445,020              240,191                179,932                 448,067
                                        -------------        -------------            -----------           -------------
Gross profit (loss)...................        144,640               70,346                 (3,866)                 14,072
Operating expenses:
Selling, general and administrative
   expenses...........................        110,050               66,397                 37,173                  95,998
Non-rental equipment depreciation and
   amortization.......................          7,159                4,787                  5,451                  12,577
                                        -------------        -------------            -----------           -------------
Operating income (loss)...............         27,431                 (838)               (46,490)                (94,503)
                                        -------------        -------------            -----------           -------------
Other (income) expense:
Interest expense (Note 18)............         30,809               15,790                  3,164                  34,389
Interest income (Note 18).............           (463)                 (88)                    --                      --
Reversal of pre-petition tax
   liabilities........................           (926)                  --                     --                      --
Other, net............................           (401)              (2,041)                   (90)                   (324)
                                        -------------        -------------            -----------           -------------
                                               29,019               13,661                  3,074                  34,065
                                        -------------        -------------            -----------           -------------
Loss before reorganization items and
   provision for income taxes.........         (1,588)             (14,499)               (49,564)               (128,568)
Reorganization items, net.............         (1,005)                  --             (1,401,121)                 32,061
                                        -------------        -------------            -----------           -------------
Loss before provision for
   income taxes.......................           (583)             (14,449)            (1,351,557)               (160,279)

Provision for income taxes............             13                   --                     --                      --
                                        -------------        -------------            -----------           -------------
Net income (loss).....................  $        (596)       $     (14,499)           $ 1,351,557           $    (160,629)
                                        =============        =============            ===========           =============
Net income (loss) per share:

Basic.................................                                                $     23.56           $       (2.80)
                                                                                      ===========           =============
Diluted...............................                                                $     23.56           $       (2.80)
                                                                                      ===========           =============
Weighted average common shares
    outstanding:
Basic.................................                                                     57,364                  57,364
                                                                                      ===========           =============
Diluted...............................                                                     57,364                  57,364
                                                                                      ===========           =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

                                                                                                       Common Stock in
                       Preferred Stock       Common Stock                                                 Treasury
                       ---------------       ------------                                              ---------------
                                                                          Deferred      Retained
                                                             Additional    Stock        Earnings
                      Number of           Number of           Paid-In   Compensation, (Accumulated  Number of
                       Shares    Amount    Shares    Amount   Capital       net         Deficit)      Shares    Amount     Total
                      ---------  ------   ---------  ------  ---------  -----------  ------------- ---------- ---------  ---------
Predecessor Company
Balance, December 31,
 2001.................  200,000  $   2    58,429,637 $ 584   $ 471,172   $       --   $ (970,509) (1,065,200) $  (2,880) $(501,631)
Net loss                     --     --            --    --          --           --           --    (160,629)       --    (160,629)
                        -------  -----    ---------- -----   ---------   ----------   ----------  -----------  ---------  ---------
Balance, December 31,
 2002.................  200,000      2    58,429,637   584     471,172           --   (1,131,138) (1,065,200)    (2,880)  (662,260)
Net income including
 gain on extinguishment
 of debt..............      --      --           --     --          --           --    1,351,557          --         --  1,351,557
                        -------  -----    ---------- -----   ---------   ----------   ----------  -----------  --------- ---------

Balance, May 31, 2003. (200,000)     2    58,429,637   584     471,172           --      220,419  (1,065,200)    (2,880)   689,297
                       --------- -----    ---------- -----   ---------   ----------   ----------  -----------  --------- ---------

Fresh-start adjustments(200,000)    (2)  (58,429,637) (584)   (471,172)          --     (220,419)  1,065,200      2,880   (689,297)
Distribution of
Successor Company
 preferred stock......   47,777      1            --    --      47,776           --           --          --         --     47,777
Distribution of
 Successor Company
 common stock.........       --      --    1,000,000    10       79,990          --           --          --         --     80,000
                        -------  -----    ---------- -----   ---------   ----------   ----------  -----------  --------- ---------
Successor Company
Balance, June 1, 2003.   47,777       1    1,000,000    10      127,766          --           --          --         --    127,777
Baupost Investment
 in preferred
 stock, net...........   24,225      --           --    --       23,745          --           --          --         --     23,745
Baupost Investment
 in common stock......       --      --      540,679     5       40,222          --           --          --         --     40,227
Restricted stock awards      --      --      125,617     2        8,991      (8,991)          --          --         --          2
Amortization of
 deferred compensation       --      --           --    --           --       4,431           --           --        --      4,431
Net loss ...........         --      --           --    --           --          --       (14,499)         --        --    (14,499)
                         -------  -----    ---------- -----   ---------   ----------   ----------  -----------  --------- ---------
Balance, December 31,
 2003 ................   72,002       1    1,666,296    17      200,724      (4,560)      (14,499)         --        --    181,683
Restricted stock awards      --      --        3,292    --          236        (236)           --          --        --         --
Amortization of
 deferred compensation       --      --           --    --           --       3,632            --          --        --      3,632
Net loss............         --      --           --    --           --          --          (596)         --        --       (596)
                         -------  -----    ---------- -----   ---------   ----------   ----------  -----------  --------- ---------
Balance, December 31,
 2004.................   72,002  $    1   $1,669,588 $  17   $  200,960  $   (1,164)  $   (15,095)$        --  $     --  $ 184,719
                        ======== ======   ========== =====   ==========  ==========   =========== ===========  ========= =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                Successor Company                 Predecessor Company
                                                                -----------------                 ---------------------
                                                                           Seven Months
                                                          Year Ended          Ended           Five Months       Year Ended
                                                         December 31,      December 31,         Ended          December 31,
                                                             2004              2003          May 31, 2003          2002
                                                         ------------      -------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................... $    (596)         $ (14,499)         $  1,351,557    $ (160,629)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Depreciation and amortization..........................    124,573             63,961                43,886        94,053
Provision for doubtful accounts........................      4,889              5,392                 3,211        11,645
Amortization of deferred stock compensation............      3,632              4,431                    --            --
Non-cash reorganization items..........................         --                 --            (1,424,231)        2,019
Gain on extinguishment of debt.........................         --             (2,427)                   --            --
Amortization of deferred issuance
 costs and debt discount...............................      2,918              4,180                    --            --
Provision for impairment of rental equipment...........         --                 --                    --        16,923
Loss on disposal of non-rental equipment...............      2,208                559                    35             2
Loss (gain) on disposal of rental equipment............    (36,563)            (5,713)                1,093         2,186
Changes in operating assets and liabilities:
Accounts receivable....................................    (11,937)            (6,876)               (4,771)       12,563
Inventories............................................    (14,880)               135                (1,569)        6,279
Prepaid expenses and other assets......................     (1,005)              (421)                8,418         1,521
Accounts payable.......................................     24,768             17,169                10,557        15,868
Accrued expenses and other liabilities.................      7,703               (333)               17,919        22,847
Liabilities subject to compromise......................        --                 --                 (1,960)       (7,708)
Income taxes payable...................................       (504)               (59)                   (3)          (34)
                                                         ------------      ----------            ----------    ----------
Net cash provided by operating activities..............    105,206             65,499                 4,142        17,535
                                                         ============      ==========            ==========    ==========
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment..........................   (167,235)          (139,031)              (15,793)      (39,005)
Purchases of property and equipment....................    (18,738)           (13,438)               (4,953)       (6,380)
Proceeds from disposal of rental equipment and              75,423
  vehicles.............................................         --             20,009                 8,855        10,780
Proceeds from disposal of non-rental equipment.........         --                107                    12            10
                                                         ------------      ----------            ----------    ----------
Net cash used in investing activities..................   (110,550)          (132,353)              (11,879)      (34,595)
                                                         ------------      ----------            ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debtor-in-possession financing facility..         --                 --                24,608       172,300
Proceeds from debt.....................................         --            399,711                    --            --
Proceeds from issuance of common stock to
 Baupost, net..........................................         --             40,227                    --            --
Proceeds from issuance of preferred stock to
 Baupost, net..........................................         --             23,745                    --            --
Payment of debt issuance costs.........................     (1,332)           (19,610)                   --            --
Repayments of debt.....................................     (1,343)          (305,168)               (8,449)         (216)
Repayments of debt subject to compromise...............         --                 --                (1,909)      (11,823)
Repayments of debtor-in-possession financing facility..         --            (36,860)                   --      (160,048)
                                                         ------------      ----------            ----------    ----------
Net cash (used in)/ provided by financing activities...     (2,675)           102,045                14,250           213
                                                         ------------      ----------            ----------    ----------
Net (decrease)/increase in cash and cash equivalents...     (8,019)            35,191                 6,513       (16,847)
Cash and cash equivalents, beginning of period.........     48,644             13,453                 6,940        23,787
                                                         ------------      ----------            ----------    ----------
Cash and cash equivalents, end of period...............  $  40,625          $  48,644            $   13,453    $    6,940
                                                         ============      ==========            ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.................................  $  24,551          $   6,294            $    1,740    $   38,701
                                                         ============      ==========            ==========    ==========
Cash paid for income taxes.............................  $     201          $      23            $        3    $       34
                                                         ============      ==========            ==========    ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under financial obligations......  $   1,556          $  68,084            $   73,165            --
                                                         ============      ==========            ==========    ==========
Restricted stock awards................................  $     236          $   8,993            $       --    $       --
                                                         ============      ==========            ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.       Description of the Business

           Reporting Entity

           NationsRent Companies, Inc. together with its subsidiaries (the "Successor Company") is one of the largest full-service equipment rental companies in the United States. The Company (as defined below) offers a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers. The Company also sells new and used equipment, parts, merchandise and supplies, and provides maintenance and repair services.

           Reorganization Under Chapter 11

           On June 13, 2003 (the "Effective Date"), NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Predecessor Company" or the "Debtors") emerged from proceedings under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the "Plan"). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Successor Company. See " — Note 3 — Reorganization Under Chapter 11 of the Bankruptcy Code" for more information about the Predecessor Company's bankruptcy proceedings.

2.      Significant Accounting Policies

           Restatements

           The Company's audited consolidated financial statements for the year ended December 31, 2002, the five months ended May 31, 2003, and the seven months ended December 31, 2003, and the Company's unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003 and the three and nine months ended September 30, 2004 and 2003 have been restated for the matters described in the Company's Current Report on Form 8-K, dated March 30, 2005, and the Company's Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2004 and September 30, 2004, in each case as filed with the Securities and Exchange Commission in March 2005. The accompanying consolidated financial statements included in this report for each of those periods reflect these adjustments.

           Reclassifications

           Certain prior period amounts have been reclassified to conform to the current year presentation.

           Basis of Presentation

           The Company operates in one industry segment consisting of the rental and sales of equipment, sales of merchandise and parts and maintenance and repair services. The Company's operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors underlying strategic decisions are comparable for all products and services.

           The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, the accompanying consolidated balance sheets are presented on an unclassified basis.

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

           The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

           In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of Fresh–Start Reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan, as well as adjustments for Fresh–Start Reporting, were recorded in the consolidated financial statements as of June 1, 2003. Therefore, the term "Company" as used in these financial statements refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003) and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh–Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since Fresh–Start Reporting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the financial data pertaining to the periods after the adoption of Fresh–Start Reporting to signify the difference in the basis of preparation of financial information for each respective entity. The Successor Company's post-emergence financial statements are not comparable to the Predecessor Company's pre-emergence financial statements.

           Between the date the Company filed for protection under the Bankruptcy Code on December 17, 2001 (the "Petition Date") and its emergence from bankruptcy on the Effective Date, the Company operated its business as a debtor–in–possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Company's consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. Pursuant to SOP 90-7, revenue and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the consolidated statements of operations separately as reorganization items. Professional fees related to the reorganization were expensed as incurred and interest expense was reported only to the extent that it was to be paid or was an allowed claim. See " — Note 6 — Reorganization Items, Net."

           The Successor Company adopted the accounting policies of the Predecessor Company upon emergence from bankruptcy. In accordance with the Fresh–Start Reporting provisions of SOP 90-7, the Company also adopted the following changes in accounting principles that were required in the consolidated financial statements of the Successor Company within the twelve month period subsequent to the Effective Date: (i) Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities"; and (ii) Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The adoption of these statements did not have a material effect on the Company's results of operations, financial condition or liquidity

           Cash and Cash Equivalents

           The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

           Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the useful lives and salvage value of rental equipment and property and equipment, the allowance for doubtful accounts, the valuation allowance related to the Company's deferred tax assets and the accruals related to the Company's insurance programs and tax liabilities. Accruals related to the Company's restructuring plan were also a significant estimate for the Predecessor Company. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts when known could vary from these estimates.

           Inventories

           Inventories, which consist of equipment, tools, parts and related merchandise supply items, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

           Debt Issuance Costs and Debt Discount

           Costs relating to borrowings are deferred and amortized to interest expense using the straight-line method, which is not materially different from the effective interest method, over the terms of the related borrowings. As of December 31, 2004 and 2003, debt issuance costs and debt discount of $13,844,000 and $15,430,000 were recorded, net of accumulated amortization of $4,089,000 and $1,171,000, respectively. The amortization of debt issuance costs and debt discount was $2,918,000, $1,171,000, $0, and $102,000, for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

           In October 2003, the Company wrote-off $3,009,000 of debt issuance costs related to the amendment and restatement of its senior secured revolving credit facilities to reduce the aggregate commitments from $150,000,000 to $75,000,000. See "— Note 5 — Debt — Credit Facility." At the Effective Date, in accordance with Fresh–Start Reporting, the Company wrote-off $15,540,000 in debt issuance costs associated with the prepetition senior secured credit facilities and operating leases being cancelled as part of the Plan. See "— Note 4 — Fresh–Start Reporting."

           Rental Equipment

           Rental equipment purchased by the Company is recorded at cost and includes Fresh–Start Reporting adjustments for equipment in service at the Effective Date. See "— Note 4 — Fresh–Start Reporting." Depreciation is calculated over the estimated useful lives of the equipment using the straight-line method. The range of useful lives estimated by management is 18 to 96 months. Rental equipment is depreciated to an estimated salvage value ranging from 0.0% to 10.0% of cost based on the type of equipment and expected usage. Depreciation expense of rental equipment was $107,026,000, $50,417,000, $36,779,000, and $78,447,000 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively. Ordinary maintenance and repair costs, such as repair of damage caused by a customer and preventative maintenance, are charged to operations as incurred and are included in cost of equipment rentals. Costs incurred to extend the useful life, increase efficiency, increase capacity or improve safety of rental equipment, such as rebuilding tracks and undercarriages, filling pneumatic tires with foam, adding truck bodies to bare chassis and installing safety devices, are capitalized as betterments as incurred and are amortized over the remaining life of the asset. Amounts relating to repair and maintenance that were expensed and betterments that were capitalized are as follows:

                                                     Successor Company                       Predecessor Company
                                           --------------------------------------     -----------------------------------
                                                                   Seven Months        Five Months
                                               Year Ended             Ended               Ended            Year Ended
                                           December 31, 2004    December 31, 2003     May 31, 2003      December 31, 2002
                                           -----------------    -----------------     --------------    -----------------
                                                                           (in thousands)

Expensed..................................    $   83,269              $   48,159         $ 28,825           $  73,984
Capitalized...............................        15,039                   5,794            1,803               5,034

           Property and Equipment

           Property and equipment purchased in the ordinary course of business by the Company is recorded at cost and property and equipment obtained through the acquisition of a business is recorded at the estimated fair market value at the time of acquisition. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the lease term, including renewal options, where applicable. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally 3 to 5 years. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalized approximately $2,200,000 and $450,000 of software costs at December 31, 2004 and 2003, respectively. Property and equipment of the Successor Company includes Fresh-–Start adjustments for property and equipment in service at the Effective Date. See "— Note 4 — Fresh–Start Reporting." Depreciation is recorded on a straight-line basis using an estimated residual value ranging from 0.0% to 10.0% over the following estimated useful lives:

Buildings and improvements...................................... 5-39 years
Furniture, fixtures and office equipment........................ 3-7 years
Vehicles, delivery and shop equipment........................... 5-10 years

           Depreciation expense of property and equipment was $17,379,000, $13,418,000, $7,076,000 and $15,202,000 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively, and includes depreciation on vehicles included in "rental equipment depreciation and lease expense, and vehicle depreciation" as well as depreciation included in "non-rental equipment depreciation and amortization." Ordinary maintenance and repair costs are charged to operations as incurred.

           Long-Lived Assets

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining lives of the long-lived assets to determine whether impairment has occurred. If impairment has occurred, the carrying value of the long-lived assets are reduced by the amount by which fair value, which is determined by appraisal or discounted cash flow analysis, exceeds carrying value.

           As a result of this review process, the Company recognized an impairment charge of $16,923,000 related to assets within its rental fleet that were held for sale in the third quarter of 2002. See "— Note 8 — Impairment of Rental Equipment" for further discussion.

           Interest Cost

           Interest cost incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total interest cost incurred by the Company, including amortization of debt issuance costs and debt discounts, was $30,903,000, $15,790,000, $3,164,000 and $34,389,000 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively. Total interest capitalized was $94,000 for the year ended December 31, 2004, and was $0 for the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002.

           Intangible Assets

           The intangible assets of the Successor Company represent assets identified during Fresh–Start Reporting in conjunction with the Company's allocation of reorganization value to the Company's assets in conformity with the procedures of SFAS No. 141, "Business Combinations." As a result of this process the Company identified two intangible assets, brand and customer relationships. The Company recorded the assets at fair value less the assets' allocated portion of negative goodwill. See " — Note 4 — Fresh–Start Reporting" and "— Note 7 — Intangible Assets" for further discussion. Brand has an indefinite life. The Company follows the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived assets to be tested for impairment annually or when circumstances warrant. The brand asset is reviewed annually for impairment at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred. The Company has completed an impairment test as of June 30, 2004 for its brand intangible and no impairment charge resulted from this required test. As of December 31, 2004, there existed no indicators of impairment. Customer relationships is a finite lived asset and is being amortized on a straight-line basis over its estimated useful life of 15 years. This asset is reviewed for impairment using the guidance of SFAS No. 144. See " — Long-Lived Assets."

           Fair Value of Financial Instruments

           The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities and the postpetition notes payable approximate fair value due to the short-term nature of these accounts or market rates of interest.

           The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amount approximates fair value (in thousands):

                                                                     Successor Company
                                            ------------------------------------------------------------------------
                                                     December 31, 2004                      December 31, 2003
                                            ------------------------------       -----------------------------------
                                              Carrying             Fair              Carrying              Fair
                                               Amount             Value               Amount              Value
                                            ------------      ------------       -------------     -----------------
Liabilities:
  Senior secured notes payable,
   net of unamortized debt
   issuance costs of  $7,080 at
   December 31, 2004 and
   $8,275 at December 31, 2003......       $  242,920         $  280,000(a)      $  241,725          $260,000(a)
  Convertible subordinated notes
   payable..........................       $   45,211         $   45,211(b)      $   45,211          $ 45,211(b)

______________

(a)	Fair value is based on market quotes for such instruments.

(b)	Based on comparisons to market multiples and interest rates.

           Revenue Recognition

           Equipment rentals in the consolidated statements of operations include revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees and fuel sales. Revenue earned on equipment rentals, rental equipment pick-up and delivery fees, and loss damage waiver fees are recognized on a straight-line basis over the rental contract period which may be daily, weekly or monthly. Fuel sales are recognized at the end of the rental contract period. Revenue from the sales of equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer. When used rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the accompanying consolidated statements of operations.

           The Company recognizes revenue from sales when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is probable.

           Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. If the transaction meets the accounting requirements of a monetary transaction under APB. No. 29, "Accounting for Nonmonetary Transactions," then revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals. Any excess sale proceeds over the fair market value of the used equipment sold is accounted for as a reduction of the cost of new equipment purchased by the Company from the same manufacturer. For the year ended December 31, 2004, the Company recognized revenue of approximately $13,400,000 related to sale/purchase agreements. During the year ended December 31, 2004, the Company recorded approximately $904,000 as a reduction of the cost of new rental equipment acquired pursuant to sale/purchase agreements. This excess of sale price over the established fair market value is recorded as a reduction to depreciation expense over the average useful life of the new equipment purchased from the same manufacturer.

           Advertising

           Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $5,101,000, $3,458,000, $1,441,000 and $5,070,000 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively. In addition, the Company participants in cooperative advertising programs with several manufacturers under which the Company received reimbursement of advertising costs amounting to $1,240,000 and $286,000 for the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively.

           Shipping and Handling

           Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with delivery of rental equipment and other products is included in cost of revenue.

           Income Taxes

           The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not with respect to realization of those assets in future periods. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

           Concentrations of Credit Risk

           Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company's customer base. No single customer represents greater than 10.0% of total accounts receivable. The Company maintains an allowance for potential credit losses and such losses have been minimal and within management's expectations. The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses and current trends. The past due status of an account is determined based on stated payment terms. Upon determination that an account is uncollectible, the Company writes off the receivable balance. The Company typically does not require collateral. The Company mitigates customer credit risk through credit approvals, credit limits, monitoring procedures and lien notices and filings.

           Stock-Based Compensation

                 Successor Company Restricted Stock

           Restricted stock is issued in exchange for consideration that is less than fair market value and results in the recognition of compensation as the restricted stock vests. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award. The Company amortizes deferred compensation for each vesting layer of a stock award using the straight-line method. See "--Note 14--Restricted Stock."

                Predecessor Company Stock Options

           Prior to emergence from bankruptcy, the Company accounted for stock compensation arrangements in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and accordingly, recognized no compensation expense for the stock compensation arrangements with employees or directors since the stock options were granted at exercise prices at or greater than the fair market value of the shares at the date of grant. The Company followed the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure."

           Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company granted no options in 2003 and 2002. Upon the Effective Date of the Plan, all options under the Predecessor Company's stock option plans were canceled and such plans terminated. Had compensation cost for all options previously granted been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                                                   Predecessor Company
                                                                         ---------------------------------------
                                                                           Five Months
                                                                              Ended                  Year Ended
                                                                           May 31, 2003          December 31, 2002
                                                                         -----------------     -------------------
                                                                         (in thousands, except per share data)

Reported net income (loss)......................................         $     1,351,557           $     (160,629)
  Less: Stock-based compensation expense
  determined using the fair value method, net of tax............                    (608)                  (2,486)
                                                                         ----------------          ---------------
Pro forma net income (loss).....................................         $     1,350,949           $     (163,115)
Basic and diluted income (loss) per share:                               ================          ===============
As reported.....................................................         $         23.56                    (2.80)
                                                                         ================          ===============
Pro forma.......................................................         $         23.55           $        (2.84)
                                                                         ================          ===============

           The Company used the Black-Scholes model to determine the fair value of options on the date of grant. The Black-Scholes option pricing model uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of the fair value of options. For purposes of pro forma disclosures of net income (loss) and income (loss) per share, the estimated fair value of the options is amortized to expense over the options vesting period.

           Exit and Disposal Costs

           The Company accounts for Exit and Disposal Costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value.

           Vendor Rebates

           The Company accounts for vendor rebates in accordance with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." The Company has arrangements with several vendors that provide rebates payable upon the achivement of any of a number of measures, generally related to the volume level of purchases. The Company accounts for such rebates as a reduction of inventory or rental equipment, as applicable. Throughout the year, the Company estimates the amount of the rebate based on the estimate of purchases to date relative to the purchase levels that mark the Company's progress toward earning the rebates. The Company continually revises these estimates of earned vendor rebates based on actual purchase levels.

           Impact of Recently Issued Accounting Standards

           In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" (SFAS No. 123(R)). SFAS No. 123(R) requires that the cost relating to share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies will be required to apply the provisions of SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

           In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected early to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company early adopted the statement on January 1, 2005 and the adoption did not have a material effect on the Company's results of operations, financial condition or liquidity.

3.      Reorganization Under Chapter 11 of the Bankruptcy Code

           On the Effective Date, the Predecessor Company emerged from the proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan. On the Effective Date, pursuant to the Plan, the Predecessor Company merged into an indirect subsidiary of the Successor Company.

           On the Petition Date, the Predecessor Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which Chapter 11 cases were jointly administered for procedural purposes (the "Chapter 11 Cases"). In December 2002, after negotiating with several parties in interest, the Debtors filed the proposed Plan which, was jointly proposed by the Debtors, the official committee of unsecured creditors and the holders of a majority of the bank debt under the Debtors' prepetition senior secured credit facility. In May 2003, the Bankruptcy Court confirmed the Plan.

           Under the terms of the Plan, on the Effective Date (i) the holders of allowed claims under the Debtors' prepetition senior secured credit facility received 63.3% of the new common stock, new preferred stock and new convertible subordinated notes of the Successor Company, (ii) a creditors' trust for the benefit of the holders of allowed general unsecured claims received 3.3% of the new securities and $300,000 in cash and (iii) a new investor group purchased 33.3% of the new common stock, new preferred stock and new convertible subordinated notes of the Successor Company for $80,000,000. The new securities held by the creditors' trust are subject to a call by the Company at a purchase price based on an independent appraisal. The Plan did not provide for any value or distribution to the equity holders of the Predecessor Company.

4.      Fresh–Start Reporting

           As previously discussed, in accordance with SOP 90-7, the Company adopted the provisions of Fresh–Start Reporting as of June 1, 2003. The adoption of Fresh–Start Reporting resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. In connection with its reorganization, the Company determined an estimated reorganization value of approximately $157,777,000 before taking into account the $80,000,000 investment (the "Baupost Investment") by The Baupost Group L.L.C. ("Baupost") on the Effective Date. The estimated total reorganized equity value of the Company aggregated approximately $237,777,000 after taking into account the Baupost Investment. The reorganization value was based on the average prices paid by certain investors that had consolidated more than 50% of the Company's pre-petition senior secured debt in the seven months prior to the filing of the Plan. The average price paid by those investors was applied to the total face value of the pre-petition senior debt as follows (in thousands, except percentage):

Total face value of pre-petition debt........................   $   751,318
Average trading value........................................            21%
                                                                ------------
Reorganization value.........................................   $   157,777
                                                                ============

           The Company believed that the use of the average trading price of the pre-petition senior secured debt was the best indicator of value since it was the actual transaction price between willing buyers and willing sellers in arms'-length transactions. To validate its estimate of the reorganization value, the Company considered various valuation methods, including discounted cash flow, selected comparable market multiples of publicly traded companies and other applicable ratios and economic industry information relevant to the operations of the Company, and determined that the reorganized equity value was within a range of $190,000,000 and $280,000,000. The reorganization value together with the Baupost Investment was at the approximate mid-point of that range.

           The adjustments entitled "Reorganization" reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise, and consolidated stockholders' deficit, and to reflect the aforementioned $157,777,000 reorganization value.

           The adjustments entitled "Fresh–Start Adjustments" reflect the adoption of Fresh–Start Reporting, including the adjustments to record rental equipment and property and equipment at their fair values. The assets and liabilities have been recorded at their fair values. The fair value of liabilities was determined based on the present value of amounts to be paid. The excess of the specific tangible net assets over the reorganization value or negative goodwill has been allocated to non-current, non-monetary assets on a pro-rata basis.

           The following reconciliation of the Predecessor Company's consolidated balance sheet as of May 31, 2003 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and Fresh–Start Reporting (in thousands):

                                                         Predecessor                           Fresh-Start            Successor
                                                           Company        Reorganization       Adjustments             Company
                                                        ------------     ----------------    ----------------     ----------------
ASSETS:
Cash and cash equivalents..........................     $     13,453     $    78,400(a)      $       --           $     91,853
Accounts receivable, net...........................           70,936              --                 --                 70,936
Inventories........................................           21,590              --                 --                 21,590
Prepaid expenses and other assets..................           27,709         (14,756)(b)           (480)(i)             12,473
Rental equipment, net..............................          394,909              --           (169,528)(j)            225,381
Property and equipment, net........................           78,146              --            (34,940)(j)             43,206
Intangible assets, net.............................               --              --              8,604 (i)              8,604
                                                        ------------     ----------------    ----------------     ----------------
   Total assets....................................     $    606,743     $    63,644         $ (196,344)          $    474,043
                                                        ============     ================    ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities not subject to compromise:
  Accounts payable.................................     $     39,386     $        --         $       --           $     39,386
  Accrued compensation and related taxes...........            5,068              --                 --                  5,068
  Accrued expenses and other liabilities...........           51,172          (1,431)(c)         (1,795)(k)             47,946
  Debt.............................................          144,120          45,211(d)              --                189,331
  Income taxes payable.............................               63             500(e)              --                    563
                                                        ------------     ----------------    ----------------     ----------------
   Total liabilities not subject to compromise.....          239,809          44,280             (1,795)               282,294
Liabilities subject to compromise..................        1,103,269      (1,103,269)(f)             --                     --
                                                        ------------     ----------------    ----------------     ----------------
   Total liabilities...............................        1,343,078      (1,058,989)            (1,795)               282,294
                                                        ------------     ----------------    ----------------     ----------------
Stockholders' equity (deficit)
  Preferred stock..................................                2               1 (g)             (2)(l)                  1
  Common stock.....................................              584              15 (g)           (584)(l)                 15
  Additional paid-in-capital.......................          471,172         191,733 (g)       (471,172)(l)            191,733
  Retained earnings (deficit)......................       (1,205,213)        930,884 (h)        274,329 (m)(n)             --
Treasury stock.....................................           (2,880)             --            2,880 (l)                  --
                                                        ------------     ----------------    ----------------     ----------------
   Total stockholders' equity (deficit)............         (736,335)      1,122,633           (194,549)               191,749
                                                        ------------     ----------------    ----------------     ----------------
   Total liabilities and stockholders'
    equity (deficit)...............................     $    606,743     $    63,644         $ (196,344)          $    474,043
                                                        ============     ================    ================     ================

______________

(a) (b)	To reflect net cash proceeds from the Baupost Investment.

To record the elimination of $15,540,000 of debt issuance costs associated with the senior secured credit facilities and operating leases being cancelled as part of the Plan and to record $784,000 of debt issuance costs associated with the Baupost Investment.

(c)	To record the settlement of postpetition operating leases and debt and to record a liability for the settlement of unpaid priority tax claims previously accrued for as liabilities subject to compromise according to the terms of the Plan.

(d) (e) (f)	To record the issuance of convertible subordinated notes according to the terms of the Plan.

To record a liability for income taxes.

To record the discharge or settlement of liabilities subject to compromise according to the terms of the Plan as follows (in thousands):

Prepetition senior credit facility and term loan..............  $   749,279
Prepetition unsecured notes...................................      274,423
Prepetition secured notes.....................................       20,759
Accrued interest..............................................       11,007
Priority tax claims...........................................        4,946
Accounts payable..............................................       16,500
Accrued expenses..............................................       26,355
                                                                -----------
  Total liabilities subject to compromise.....................  $ 1,103,269
                                                                ===========
(g) (h) (i)	To record the issuance of the Successor Company equity.

To record the gain on extinguishment of debt.

To record (i) a $480,000 decrease to prepaid and other assets for the write-off of the Predecessor Company's trademark intangible, (ii) the establishment of intangible assets related to the Company's Brand and its customer relationships at fair value of $15,470,000, offset by a $6,866,000 decrease to intangible assets for the allocation of negative goodwill. See "--Note 7-- Intangible Assets."

(j)	To record (i) a $9,546,000 increase to rental equipment to reflect its fair value as of the Effective Date, offset by a $179,074,000 decrease to rental equipment for the allocation of negative goodwill, (ii) a $461,000 decrease to property and equipment to reflect its fair value as of the Effective Date, and (iii) a $34,479,000 decrease to property and equipment for the allocation of negative goodwill.

(k) (l) (m) (n)	To record the elimination of accruals for rent abatement and unfavorable leases.

To record the elimination of the Predecessor Company equity.

To record the gain on Fresh-–Start adjustments of $494,748,000.

To record the elimination of the Predecessor Company's retained earnings of $220,419,000.

5.      Debt

           Debt consists of the following (in thousands):

                                                                                                   Successor Company
                                                                                             ---------------------------
                                                                                                      December 31,
                                                                                             ---------------------------
                                                                                                2004           2003
                                                                                             ----------      ----------
Senior secured notes payable, net of unamortized debt discount of $7,080 at December 31 ,2004  and $8,275 at December 31, 2003,
   bearing interest at 9.5%, interest payable semi-annually and
   principal payable in October 2010.................................................     $   242,920        $  241,725
Postpetition notes payable, bearing interest at prime, interest and principal
  payable on or before January 2007..................................................             261             1,350
Capital lease obligations payable in monthly installments through April 2005.........             489                --
Convertible subordinated notes payable, bearing interest at 6.5%, interest payable quarterly (deferred until maturity) and principal payable
   in June 2008......................................................................          45,211            45,211
                                                                                          -------------     ------------
  Total debt ........................................................................     $   288,881        $  288,286
                                                                                          =============     ============

           Senior Secured Notes

           In October 2003, the Company completed the sale of $250,000,000 aggregate principal amount of 9.5% senior secured notes (the "Original Notes") due 2010. The net proceeds were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases and for other general corporate purposes. The Company may redeem all of the Senior Secured Notes on or after October 15, 2007. The Company may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption. The notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

           In April 2004, the Company filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the "Registration Statement"), with the SEC with respect to the 9.5% senior secured notes (the "New Notes," and together with the Original Notes, the "Senior Secured Notes") that have substantially identical terms as the Original Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, the Company commenced an exchange offer, pursuant to which holders of the Original Notes were able to exchange Original Notes for the New Notes. The New Notes evidence the same debt as the Original Notes, are entitled to the benefits of the indenture governing the Original Notes and will be treated under the indenture as a single class with the Original Notes. In September 2004, the Company completed the exchange offer with 100% of the Original Notes being exchanged for New Notes.

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of the Company's and its subsidiaries' rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. The Company is required to maintain a collateral value coverage ratio, as defined, of at least 2.0 to 1.0. At December 31, 2004, the Company was in compliance with this requirement.

           Beginning on April 15, 2004, the Company pays interest on the notes semi-annually in cash, in arrears, on October 15 and April 15 at an annual interest rate of 9.5%.

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

           Credit Facility

           On the Effective Date, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and was used to refinance then existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to up to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) with Wachovia Bank as agent and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of Senior Secured Notes. In December 2004, the Company entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date (the "Amended Credit Facility"). The Amended Credit Facility can be used to make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. The Amended Credit Facility is scheduled to expire in June 2008.

           Under the terms of the Amended Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable and titled vehicles. Borrowings under the amended revolver bear interest at either the Wachovia Bank base rate plus a percentage ranging from 0.50% to 1.00% or, at the Company's option, the London Interbank Offered Rate ("LIBOR") rate plus a percentage ranging from 2.00% to 2.50%. Letters of credit bear interest at the LIBOR rate plus a percentage ranging from 2.00% to 2.50%. There is an unused commitment fee of 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended Credit Facility is secured by a first priority perfected security interest in all of the Company's existing and after-acquired tangible and intangible assets, except for its rental equipment, inventory and real estate, and secured by a first priority pledge of the capital stock of the Company's subsidiaries.

           The Company's Amended Credit Facility contains various affirmative and negative covenants customary for similar working capital facilities. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than (a) 3.00 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on September 30, 2003 through and including the fiscal quarter ending December 31, 2005, (b) 2.75 to 1.00 for each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006 through and including the fiscal quarter ending December 31, 2006, and (c) 2.50 to 1.00 for each fiscal quarter thereafter, measured as of the last day of each fiscal quarter. At December 31, 2004, the Company was in compliance with this requirement. The Amended Credit Facility also defines certain customary events of default, including the occurrence of any event of default under the Senior Secured Notes described above.

           As of December 31, 2004 and December 31, 2003, the Company had no cash borrowings under the Amended Credit Facility. The Company had $23,034,000 and $21,339,000 in outstanding letters of credit at December 31, 2004 and December 31, 2003, respectively, under the Amended Credit Facility. In addition, as of December 31, 2004, the Company had $46,152,000 of availability under the Amended Credit Facility, after taking into account the outstanding letters of credit.

           Postpetition Notes Payable

           The Company renegotiated certain equipment leases as part of the Chapter 11 Cases. The Company entered into settlement agreements with respect to certain of those equipment leases. As part of such settlements, the Company acquired the equipment underlying such leases and issued notes payable to the lessors.

           Other, net for the seven months ended December 31, 2003 was positively impacted by a gain of $2,400,000 as a result of the repayment at a discount of certain purchase money financing.

           Capital Lease Obligations

           Capital lease obligations represent leases that meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States.

           Convertible Subordinated Notes Payable

           The Successor Company issued $45,211,000 aggregate principal amount of 6.5% convertible subordinated promissory notes on the Effective Date in accordance with the terms of the Plan. The convertible subordinated notes have features that allow the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242 per share. The convertible subordinated notes are callable at any time at the Company's option. Calls within the first two years are at 103.25% of par if in connection with a sale of the Company or other business combination, or otherwise at 106.5%. Calls after the first two years are at par. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the notes until further notice in accordance with their terms. At December 31, 2004 and 2003, the deferred interest payments amounted to $4,753,000 and $1,633,000, respectively.

           Aggregate Contractually Stated Maturities of Debt

           The aggregate contractually stated maturities of debt is $489,000, $0, $261,000, $45,211,000 and $0 for the five years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $250,000,000 thereafter.

6.      Reorganization Items, Net

           Expenses and income directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

                                                      Successor Company                   Predecessor Company
                                                    ---------------------     ----------------------------------------
                                                                                 Five Months              Year Ended
                                                         Year Ended             Ended May 31,            December 31,
                                                     December 31, 2004               2003                    2002
                                                     --------------------   -------------------      -----------------
                                                                              (in thousands)
Gain on extinguishment of debt..................     $        (361)         $    (930,884)            $       --
Fresh-start valuation adjustments...............                --               (494,748)                    --
Professional fees...............................              (644)                15,207                 23,230
Employee expenses...............................                --                  7,212                  5,229
Facility closures...............................                --                    114                  2,095
Interest income.................................                --                    (5)                  (240)
Other...........................................                --                  1,983                  1,747
                                                     --------------------   -------------------      -----------------
  Total reorganization items, net...............     $      (1,005)         $  (1,401,121)            $    32,061
                                                     ====================   ===================      =================

           Successor Company

           Reorganization income for the year ended December 31, 2004 resulted from changes in estimates related to the settlement of tax liabilities and for accrued professional fees related to the Company's emergence from bankruptcy.

           Predecessor Company

           Gain on extinguishment of debt represents the settlement of certain equipment operating leases and debt for amounts less than the Predecessor Company's recorded obligations. Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of retention bonuses paid under a retention program approved by the Bankruptcy Court to ensure the retention of certain key employees and severance payments made to certain employees who were terminated. Facility closure costs consist of miscellaneous charges related to the closing of the stores identified for closure in the reorganization. Interest income consists of interest earned on excess cash balances. Reorganization items excluding the gains on extinguishment of debt and Fresh-–Start valuation adjustments were cash charges.

7.      Intangible Assets

           As per the guidance of SFAS No. 141, on the Effective Date, the Company identified all assets and liabilities, including intangible assets that meet the recognition criteria of SFAS No. 141, regardless of whether they had been recorded in the financial statements of the Predecessor Company. As part of this process the Company identified the following intangible assets (in thousands):

                                                          Successor Company
                                                     -------------------------
                                                            December 31,
                                                     -------------------------
                                                          2004         2003
                                                     ------------   ----------
Brand-- indefinite-lived........................     $   5,378      $   5,378
Customer relationships..........................         3,226          3,226
Less: accumulated amortization..................          (341)          (125)
                                                     ------------   ----------
Intangible assets, net..........................     $   8,263      $   8,479
                                                     ============   ==========

           The Company has developed a nationally recognized brand supported by a highly distinctive logo and a uniform clean storefront image and owns a number of registered service marks that include the name "NationsRent." The Company also has developed ongoing relationships with its customer base. The Company amortizes the gross carrying amount of customer relationships over its estimated useful life of 15 years. The Company recorded the assets at fair value as determined by an appraisal less their allocated portion of negative goodwill.

           Amortization expense was $215,000 and $125,000 for the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively. As of December 31, 2004, estimated amortization expense of finite-lived intangible assets is $215,000 for each of the years ending December 31, 2005, 2006, 2007, 2008 and 2009 and $1,810,000 thereafter.

8.      Impairment of Rental Equipment

           During 2002, the Company performed a review of its rental equipment fleet identifying equipment with low utilization and deployment. Based on this review, the Company decided to sell certain assets within its rental fleet with a carrying value of $28,746,000. In conjunction with this sale, the Company performed a review for impairment in accordance with SFAS No. 144.

           Accordingly, a portion of the equipment with a carrying value of $28,036,000 was adjusted to its fair value less cost to sell. The resulting $16,923,000 impairment loss was recorded as a separate line item in the accompanying statement of operations for the year ended December 31, 2002.

9.      Stockholders' Equity

           Preferred Stock

           The Company has authorized 1,000,000 shares of $.01 par value preferred stock. At the Effective Date, the Company issued an aggregate of 47,777 shares of Series A Preferred Stock ("Preferred Stock") with a value of $47,777,000 to prepetition bank lenders and the creditors' trust in accordance with the Plan. Certain funds managed by Baupost purchased an additional 24,225 shares for an aggregate purchase price of $24,225,000. The Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Preferred Stock have no voting rights. Dividends are payable as and if declared at an annual rate of 5.0% of the value per share. The Preferred Stock is non-cumulative and no dividends have been declared to date. All shares of authorized preferred stock of the Predecessor Company were cancelled as of the Effective Date.

           Common Stock

           The Company has authorized 3,000,000 shares of $.01 par value common stock. At the Effective Date, the Company issued an aggregate of 1,000,000 shares of common stock to prepetition bank lenders and the creditors' trust in accordance with the Plan. Certain funds managed by Baupost purchased an additional 540,679 shares for an aggregate purchase price of $40,227,000 during 2003. The Company also issued to certain of its officers and directors 3,292 shares and 125,617 shares under the 2003 Restricted Stock Plan during the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively. See "— Note 14 — Restricted Stock." All shares of authorized common stock of the Predecessor Company were cancelled as of the Effective Date.

10.      2000 Restructuring Plan

           As of January 1, 2002, the remaining reserve balance in the Company's 2000 and 2001 restructuring account was $2,139,000 which related to employee termination severance costs and facility closures. There has been no activity in this account since the Petition Date. This remaining reserve balance was eliminated on the Effective Date.

11.      Commitments and Contingencies

           Operating Leases

           The Company leases real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Some of the Company's leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. Contractually stated future minimum lease payments under noncancelable operating leases at December 31, 2004 total $26,037,000, $25,775,000, $24,489,000, $22,604,000 and $18,186,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively and $190,280,000 thereafter. Lease expense under noncancelable operating leases was $28,214,000, $20,469,000, $35,931,000 and $113,285,000 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively.

           Insurance

           The Company's group medical, primary auto liability, commercial general liability, and, in most states, its workers' compensation liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverage. Above the respective primary coverages, the Company has obtained commercial excess/umbrella and excess workers' compensation liability stop loss coverages on a fully insured basis. The Company's exposure to losses for the primary coverages are accrued based on an actuarial analysis of the fully-developed liability for reported claims incurred and fully-developed estimate for claims incurred but not reported. These liabilities are not discounted. Accruals related to the Company's group medical self-insurnace programs are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

           Legal Matters

           On December 17, 2001, NationsRent, Inc. and its subsidiaries filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). After notice and a hearing, on May 14, 2003, the Bankruptcy Court entered a final order to confirm the Plan. Thereafter, on the Effective Date, distributions were made to creditors and the Company emerged from bankruptcy protection. On the Effective Date, a creditors' trust for the benefit of holders of general unsecured claims was formed. Pursuant to the Plan, the Company assigned to the creditors' trust the right to object to all general unsecured claims, as well as the right to pursue all preference actions and other claims or causes of action under Sections 544 through 550 of the Bankruptcy Code that were not resolved or released pursuant to the Plan. Pursuant to the Plan, the Company retained the obligation to administer administrative priority and secured claims. In March 2004, the Company filed objections to certain claims and is presently in the process of settling such matters.

           NationsRent, Inc. was party to various legal proceedings and disputes that arose in the ordinary course of business prior to the Chapter 11 case, none of which were material to the Company's financial condition or results of operations. All such proceedings were stayed as of the Petition Date and are being resolved pursuant to the terms of the Plan.

           The Company also has become party to legal proceedings and disputes arising in the ordinary course of business after December 17, 2001, the commencement date of the NationsRent, Inc. bankruptcy proceedings, none of which are material to the Company's financial condition or results of operations.

           Environmental Matters

           The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. As part of the Company's acquisition due diligence and prior to leasing any new facilities, the Company performs extensive environmental analyses on the sites to be operated by the Company. Any required remediation has typically been the responsibility of the prior owner or landlord. The Company does not believe there are currently any environmental liabilities which should be recorded or disclosed in the accompanying consolidated financial statements. The Company believes the possibility is remote that its compliance with various laws and regulations relating to the protection of the environment will have a material effect on its capital expenditures, future earnings or financial position.

12.      Income Taxes

           The components of the provision (benefit) for federal and state income taxes are summarized as follows:

                                                              Successor Company              Predecessor Company
                                                      --------------------------------   --------------------------
                                                                         Seven Months    Five Months
                                                         Year Ended         Ended           Ended        Year Ended
                                                        December 31,     December 31,      May 31,      December 31,
                                                            2004             2003           2003            2002
                                                       -------------   ----------------   ------------  ------------
Current....................................            $          13   $           100    $         --   $        100
Deferred...................................                       --              (100)             --           (100)
                                                       -------------   ----------------   ------------   ------------
                                                       $          13   $            --    $         --   $         --
                                                       =============   ================   ============   ============
Federal....................................            $          --   $            --    $         --   $         --
State......................................                       13                --              --             --
                                                       -------------     --------------   ------------   ------------
                                                       $          13   $            --    $         --   $         --
                                                       =============   ================   ============   ============

           A reconciliation of the statutory federal income tax rate applied to income (loss) before income taxes to the effective income tax rate is as follows:

                                                              Successor Company              Predecessor Company
                                                      --------------------------------   --------------------------
                                                                         Seven Months    Five Months
                                                         Year Ended         Ended           Ended        Year Ended
                                                        December 31,     December 31,      May 31,      December 31,
                                                            2004             2003           2003            2002
                                                       -------------   ---------------   ------------  ------------
Federal statutory income tax rate.................           35.0%         35.0%            35.0%          35.0%
Non-taxable reorganization gain...................             --             --            (36.9)            --
Federal and state effect of reorganization........             --             --             25.4             --
Non-deductible meals and entertainment............          (59.3)          (1.3)              --           (0.2)
Non-deductible penalties..........................          (11.4)          (0.1)              --             --
Non-deductible reorganization costs...............             --             --              0.3           (3.6)
State income taxes, net of federal tax benefit....          224.9            9.5             (0.2)           3.6
Change in valuation allowance.....................         (189.7)         (43.1)           (23.6)         (34.8)
Other, net........................................           (1.7)            --               --             --
                                                       -------------     -------------   ------------   ------------
                                                             (2.2)%           --%              --%            --%
                                                       =============   ===============   ============   ============

           Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

                                                                   Successor Company
                                                             ---------------------------
                                                                       December 31,
                                                             ---------------------------
                                                                2004                2003
                                                              ----------         ---------
                                                                      (in thousands)
Deferred income tax assets, net:
Accrued liabilities and other reserves...............        $   9,112          $  7,346
Allowance for doubtful accounts......................            3,240             2,103
Net operating loss carryforwards.....................           52,226            12,550
Alternative minimum tax and other credits............               48                --
Other................................................               --               221
Valuation allowance..................................           (7,335)           (6,226)
                                                             ------------       ----------
                                                                57,291            15,994
Deferred income tax liabilities:
Depreciable and amoritizable assets..................          (54,758)          (15,994)
Prepaid assets and other.............................           (2,533)               --
                                                             ------------       ----------
Net deferred income taxes............................        $      --          $     --
                                                             ============       ==========

           At December 31, 2004, the Company had Net Operating Loss ("NOL") carryforwards for federal income tax purposes of $132,791,000 that will begin to expire in 2024.

           The Company has recorded a valuation allowance for deferred tax assets of $7,335,000 and $6,226,000 at December 31, 2004 and 2003, respectively, as management believes it is likely that those deferred tax assets will not be realized.

           The Company establishes reserves when it becomes probable that a tax return position may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company's annual tax rate includes the impact of changes to income tax reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of income tax contingencies would be recognized as an increase or decrease to the Company's tax rate in the period of resolution.

13.      Income (Loss) per Share

           Options and warrants to purchase 5,243,940 shares of common stock, preferred stock convertible into 36,507,937 shares of common stock and subordinated debt convertible into 10,841,961 shares of common stock were outstanding at December 31, 2002. The potentially dilutive impact of these securities was not included in the computation of diluted loss per share because the effect would be antidilutive. These securities were cancelled at the Effective Date.

14.       Restricted Stock

           On the Effective Date, the Company adopted a restricted stock plan (the "Restricted Stock Plan"), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company's Board of Directors or any committee thereof (if so delegated by the Board) shall determine. The Company accounts for restricted stock awards in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

           The Company issued 3,292 and 125,617 shares of common stock valued at $71.59 per share during 2004 and 2003, respectively, to certain of its officers and directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively, deferred compensation charges of $236,000 and $8,991,000 were recorded in the accompanying consolidated statements of stockholders' equity. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting period of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognizes compensation expense for these shares as they vest and accordingly recognized expense of $3,632,000 and $4,431,000 during the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively, which included "gross-up" payments in the amount of $180,000 and $4,448,000 during the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively, related to the restricted shares for those employees who made an 83(b) election. Compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

15.      Predecessor Company Stock Option Plans

           The Predecessor Company had stock option plans for employees and directors (employee and non-employee) which authorized the granting of stock options to purchase up to approximately 13.1 million shares of the Predecessor Company's common stock. The exercise price per share for all options granted was based on the estimated fair value of the Company's common stock at the date of grant. Generally, options granted had ten-year terms and vested in equal installments over a three or four-year period commencing on the first anniversary of the date of grant, except for options granted to non-employee directors of the Company which were fully exercisable on the date of grant. The Predecessor Company's stock option plans and all options outstanding were canceled on the Effective Date. A summary of the Company's outstanding stock option activity and related information for the year ended December 31, 2002 and for the five months ended May 31, 2003 is as follows:

                                                          Outstanding       Weighted Average
                                                             Options        Exercise Price
                                                          -------------    -----------------
Balance at December 31, 2001..........................      8,888,488      $            3.31
  Granted.............................................             --                     --
  Canceled............................................     (3,744,548)                  3.24
  Exercised...........................................             --                     --
                                                          -------------    -----------------
Balance at December 31, 2002..........................      5,143,940                   3.36
  Granted.............................................             --                     --
  Canceled............................................     (5,143,940)                  3.36
  Exercised...........................................             --                     --
                                                          -------------    -----------------
Balance at May 31, 2003...............................             --      $              --
                                                          =============    ==================

16.      Rental Equipment, net

           Rental equipment, net consists of the following:

                                                                Successor Company
                                                          ---------------------------
                                                                    December 31,
                                                          ---------------------------
                                                               2004             2003
                                                          -------------   -----------
                                                                   (in thousands)

Rental equipment......................................   $    508,664      $  396,009
Less: accumulated depreciation........................       (140,488)        (48,933)
                                                         --------------    -----------
Rental equipment, net.................................   $    368,176      $  347,076
                                                         ==============    ===========

17.      Property and Equipment, net

           Property and equipment, net consists of the following:

                                                                Successor Company
                                                          ---------------------------
                                                                    December 31,
                                                          ---------------------------
                                                               2004             2003
                                                          -------------   -----------
                                                                   (in thousands)

Buildings and improvements............................   $     42,015      $   38,576
Furniture, fixtures and office equipment..............         10,012           6,293
Vehicles, delivery and shop equipment.................         36,898          30,263
Construction in progress..............................          2,350             342
                                                         --------------    -----------
                                                               91,275          75,474
Less: accumulated depreciation and amortization.......        (29,283)        (13,398)
                                                         --------------    -----------
Property and equipment, net...........................   $     61,992      $   62,076
                                                         ==============    ===========

           At December 31, 2004, construction in progress included approximately $2,000,000 of software related costs.

18.      Related Party Transactions

           Successor Company

           Boston Rental Partners, LLC ("Boston Rental"), a company of which the Company's largest stockholder was the sole member and the Company's executive directors and co-chairmen of the board of directors were managing directors, was formed exclusively for the purpose of effecting a program that would facilitate the renting, leasing, purchasing or financing of new and used equipment by the Company in order to acquire or replace equipment the Company was leasing prior to the Effective Date. In this regard, prior to the Effective Date, Boston Rental purchased certain equipment that was the subject of the Company's then existing operating leases (these leases are referred to collectively as, the "agreements") from the lender or lessor under such agreements. Boston Rental also purchased equipment that was subject to an agreement that the Company rejected. Finally, Boston Rental also obtained equipment from a third party that was similar to the equipment that was subject to an agreement that the Company rejected. In each of these cases, Boston Rental then rented the equipment to the Company at rental rates equal to or less than the fair market value for such equipment (which fair market value was less than the current rates the Company was obligated to pay under the agreements). Rental payments under this program totaled approximately $839,000 and $415,000 for the five months ended May 31, 2003 and the seven months ended December 31, 2003, respectively. This program provided the Company with the opportunity to refinance the equipment underlying the then current operating leases down to the fair market value of such equipment. The program remained in effect until the Effective Date. On the Effective Date and shortly thereafter, certain of the Company's subsidiaries collectively acquired the assets of Boston Rental aggregating approximately $65,396,000 for approximately $24,534,000 in cash and the assumption of approximately $40,862,000 of liabilities. On December 30, 2003, Boston Rental was dissolved.

           TREC, LLC, an entity affiliated with Bryan T. Rich, one of the Company's Co-Chairmen, and certain affiliates of TREC, LLC, is currently leasing three locations to the Company. The Company assumed these leases on the Effective Date. Payments for such locations totaled approximately $693,000 for the year ended December 31, 2004 and $391,000 for the seven months ended December 31, 2003.

           The Company leases certain facilities from the brother of one of its Co-Chairmen. Payments for such leases totaled approximately $276,000 for the year ended December 31, 2004 and $160,000 for the seven months ended December 31, 2003.

           The Company leases a facility from the parents of one of its Co-Chairmen. Payments for such lease totaled approximately $116,000 for the year ended December 31, 2004 and $67,000 for the seven months ended December 31, 2003.

           Certain of the Company's officers and directors are affiliated with interested stockholders of the Company. Thomas W. Blumenthal, a Company director, is a managing director of Baupost. In addition, the executive directors and co-chairmen of the board of directors of the Company, Bryan T. Rich and Douglas M. Suliman, Jr., are co-founders and managing members of Phoenix Rental Partners, LLC and certain of its affiliates, and were managing directors of Boston Rental. Pursuant to the terms of a stockholders' agreement among the Company and the stockholders party thereto, the number of directors of the board of directors of the Company is fixed at nine. Under the stockholders' agreement, two of the nine directors are designated by Phoenix and its affiliates, for so long as Phoenix holds 5% of the outstanding common stock. If Phoenix holds between 1% and 5% of the outstanding common stock, it designates one director. Baupost and its affiliates are entitled to designate: (i) four of the nine directors for so long as Baupost holds 20% of the outstanding common stock; (ii) three directors if Baupost holds between 15% and 20% of the outstanding common stock; (iii) two directors if Baupost holds between 5% and 15% of the outstanding common stock; or (iv) one director if Baupost holds between 1% and 5% of the outstanding common stock. Notwithstanding the foregoing, Baupost has the right to designate four directors if Baupost holds more shares of common stock than any other holder of common stock and Phoenix has the right to designate two directors if Phoenix holds more shares of common stock than any other holder of common stock (not including Baupost). Baupost has designated Messrs. Blumenthal and Rosenbaum to serve as directors, and Phoenix has designated Messrs. Suliman and Rich to serve as directors. The Company's board of directors currently has seven members and two vacancies. The vacancies are a result of Baupost having designated only two of the four directors it is entitled to select.

           In connection with the Baupost Investment, the Company paid Baupost a commitment fee of $1,600,000 and 33,634 shares of common stock. In addition, the Company paid the legal fees and disbursements of Baupost's legal counsel relating to the preparation of definitive documentation with respect to the Baupost Investment, reimbursed Baupost for its reasonable out-of-pocket expenses and agreed to indemnify Baupost and its representatives from all losses, claims, damages, liabilities and expenses arising out of the Baupost Investment (unless resulting from the willful misconduct or gross negligence of Baupost).

           Baupost owns approximately $17,400,000 and $19,500,000 principal amount of the Company's convertible subordinated notes at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004 and the seven months ended December 31, 2003, interest expense related to these notes was approximately $1,300,000 and $700,000, respectively. Phoenix owns approximately $2,800,000 principal amount of the Company's convertible subordinated notes at December 31, 2004 and 2003. For the year ended December 31, 2004 and the seven months ended December 31, 2003, interest expense related to these notes was approximately $200,000 and $100,000, respectively.

           In November 2003, the Company created a limited housing assistance program to attract and retain certain specified individuals to the Company's corporate headquarters in Fort Lauderdale, Florida, and to assist such persons who moved from a materially lower cost of living city with the transition/relocation expenses associated with moving to Fort Lauderdale. The Company's limited housing assistance program consists of two non-interest bearing loans: one is a short-term bridge loan (one year), the other a long-term loan (ten years); neither loan is forgivable and must be repaid in full. Any short-term loan made under the program is no more than the appraised equity value of the employee's existing residence, is secured by such residence and is subject to repayment upon the sale of such residence. Any long-term loan made under the program is limited to 50% of the purchase price of the employee's new South Florida principal residence and is secured by such residence. The Company made available such housing assistance program to certain of its non-executive officers. No executive officers were permitted to participate in this program. In December 2003, the Company made a short-term bridge loan of approximately $255,000 and a long-term loan to a certain non-executive officer of the Company of approximately $1,265,000. Two more short term bridge loans in the amount of $385,000 and $225,000, and two more long terms loans in the amount of $700,000 and $591,000 were made to two additional non-executive officers of the Company during 2004. During 2004, two short term bridge loans were repaid. The outstanding balance of the remaining short term bridge loan was $225,000 and the aggregate of the three long term loans was $2,509,000 at December 31, 2004. These amounts are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

           During the second quarter of 2004, the Company acquired 239 units of rental equipment from Phantom Equipment Rental Corp. ("Phantom"), which is an entity affiliated with Bryan T. Rich, for $6,008,000. As part of such acquisition, Phantom agreed to reimburse the Company for returning the acquired units to a rent-ready condition, and for the cost of an annual inspection on each unit. Phantom has reimbursed the Company approximately $136,000 for costs incurred by the Company through December 2004. In addition, Phantom has paid the Company approximately $13,000 for rental of equipment and shipping.

           Predecessor Company

           The Company leased certain office space from Extended Stay America, Inc. ("Extended Stay"). Lease payments for such space totaled $238,000 for the five months ended May 31, 2003 and $636,000 for the year ended December 31, 2002. One of the Company's former directors served as a director of Extended Stay.

           The Company leased certain office space from AutoNation, Inc. ("AutoNation"). Lease payments for such space totaled $309,000 for the five months ended May 31, 2003 and $752,000 for the year ended December 31, 2002. Two of the Company's former directors until the Effective Date, served as directors of AutoNation.

           The Company purchased certain building construction services and certain freight services from Alvada Construction, Inc. and Alvada Trucking, Inc. ("Alvada"), which totaled $13,000 for the year ended December 31, 2002. Alvada is controlled by the estate of a relative of the former CEO of the Company.

           The Company purchased certain fabrication services from Findlay Machine and Tool ("FMT"), which totaled $16,000 for the year ended December 31, 2002. The principal shareholder of FMT is directly related to the former CEO of the Company.

           In connection with the recruiting and relocation of the Company's former Executive Vice President and Chief Financial Officer, the Company loaned such executive $250,000, the principal and interest of which was forgiven in accordance with its terms during the five months ended May 31, 2003.

19.      Retirement Plan

           In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the "Retirement Plan") which allows its eligible employees to make contributions, up to a certain limit, to the Retirement Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who have completed their 90-day probationary period and are over twenty-one years of age. The Company may, at its discretion, make matching contributions to the Retirement Plan. The Company made no matching contributions for all periods presented.

20.      Comprehensive Income (Loss)

           The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income (loss) of the Company was equal to net income (loss) for all periods presented.

21.      Quarterly Financial Information (Unaudited)

           The following tables summarize selected quarterly data for the Company for the years ended December 31, 2004 and 2003.

                                                                                     Successor Company
                                                                -------------------------------------------------------
                                                                    First         Second          Third          Fourth
                                                                   Quarter        Quarter        Quarter        Quarter
                                                                -------------------------------------------------------
                                                                           (in thousands, except per share data)
2004
Revenue...................................................      $  120,023     $  144,142     $  165,843     $  159,652
Gross profit..............................................          14,078         39,091         51,322         40,149
Operating income (loss)...................................         (12,781)         8,882         20,744         10,586
Net income (loss).........................................      $  (20,287)    $    1,207     $   14,091     $    4,393
                                                                ============   ==========     ===========    ==========

                                                               Predecessor Company               Successor Company
                                                         -----------------------------   -----------------------------------
                                                                                 Second Quarter
                                                                          -------------------------
                                                            First      First Two           Last       Third        Fourth
                                                           Quarter      Months            Month      Quarter       Quarter
                                                        ----------  -------------     ------------- ----------- ------------
                                                                    (in thousands, except per share data)
2003
Revenue..........................................       $  92,568   $    83,498       $    41,926    $ 135,426  $   133,185
Gross profit (loss)..............................          (4,495)          629             8,974       35,414       25,958
Operating income (loss)..........................         (28,299)      (18,191)              291        9,718      (10,847)
Net income (loss)................................       $ (22,467)  $ 1,374,024       $      (832)  $    6,008  $   (19,675)
                                                        ==========  =============     ============= =========== ============
Basic net income (loss) per share................       $   (0.39)  $     23.95
                                                        ==========  =============
Diluted net income (loss) per share..............       $   (0.39)  $     23.95
                                                        ==========  =============

           The Company's quarterly financial information reflects all adjustments for the matters described in the Company's current report on Form 8-K, dated March 30, 2005, and the Company's Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2004 and September 30, 2004, in each case as filed with the Securities and Exchange Commission in March 2005. See — "Note 2 — Significant Accounting Policies — Restatements."

           The Company's revenue and income are dependent upon the construction industry which is dependent upon weather and other seasonal factors affecting construction in the geographic areas where it has operations. Because of this variability in demand, the Company's quarterly revenue and income may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

           Net income for the two months ended May 31, 2003 includes reorganization items, net of approximately $1,401,000,000. See "— Note 6 — Reorganization Items, Net."

           Net loss for the three Months ended December 31, 2004, includes (i) reorganization items, net of approximately $1,005,000, (ii) a favorable change in the estimate for tax liabilities of approximately $1,400,000, which was recorded in selling, general and administrative expenses, and (iii) a favorable change in the accrual for self-insurance programs of approximately $1,800,000.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                      Balance at                                              Balance
                                                       Beginning   Charged to                                    at
                                                          of        Costs and                                  End of
Descriptions                                            Period      Expenses      Deductions       Other       Period
------------                                         ------------  -----------  --------------    ---------- ----------
Allowances for Doubtful Accounts:
  For the year ended December 31, 2004
   --Successor Company............................     $  10,960    $   4,889    $  (7,540) (a)   $     --    $   8,309
  For the seven months ended
   December 31, 2003-- Successor Company..........        17,947        5,392      (12,379) (a)         --       10,960
  For the five months ended May 31, 2003
   -- Predecessor Company.........................        16,826        3,211       (2,090) (a)         --       17,947
  For the year ended December 31, 2002
   -- Predecessor Company.........................        26,109       11,645      (20,928) (a)         --       16,826
Restructuring Reserves:
  For the five months ended May 31, 2003
   -- Predecessor Company.........................         2,139           --           --          (2,139)(b)       --
  For the year ended December 31, 2002
   -- Predecessor Company.........................     $   2,139    $      --    $      --        $     --    $   2,139

_____________

(a) (b)	Accounts written-off. Amount was adjusted pursuant to Fresh–Start Reporting principles in accordance with AICPA SOP 90-7.