Form 10-Q
period 2005-03-31
NATIONSRENT COMPANIES INC
filed 2005-05-16
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of March 31, 2005 there were 1,669,588 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

INDEX

Page
No.

PART I - FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	3

Notes to Condensed Consolidated Financial Statements	4

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3: Quantitative and Qualitative Disclosures About Market Risk	25

Item 4: Controls and Procedures	25

PART II - OTHER INFORMATION	27

Item 6: Exhibits	27

Signatures	31

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                 March 31,              December 31,
                                                                                   2005                     2004
                                                                              --------------           --------------
                                                                               (unaudited)
                                  ASSETS
Cash and cash equivalents..............................................         $   28,775               $   40,625
Accounts receivable, net...............................................             69,270                   79,974
Inventories............................................................             35,371                   36,682
Prepaid expenses and other assets......................................             13,132                   12,885
Debt issuance costs, net...............................................              6,416                    6,764
Rental equipment, net..................................................            400,311                  368,176
Property and equipment, net............................................             62,574                   61,992
Intangible assets, net.................................................              8,270                    8,263
                                                                              --------------           --------------
Total Assets...........................................................         $  624,119               $  615,361
                                                                              ==============           ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.......................................................         $  102,033               $   81,087
Accrued compensation and related taxes.................................              8,510                   15,742
Accrued insurance claims...............................................             16,760                   16,001
Accrued expenses and other liabilities.................................             35,946                   28,931
Debt (Notes 4 and 10)..................................................            288,716                  288,881
                                                                              --------------           --------------
Total Liabilities......................................................            451,965                  430,642
                                                                              --------------           --------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock-- $0.01 par value, 1,000,000 shares authorized,
  Series A, $72,002 liquidation preference, 72,002 shares issued
  and outstanding at March 31, 2005 and December 31, 2004..............                  1                        1
Common stock-- $0.01 par value, 3,000,000 shares authorized,
  1,669,588 shares issued and outstanding at
  March 31, 2005 and December 31, 2004.................................                 17                       17
Additional paid-in capital.............................................            200,960                  200,960
Deferred stock compensation............................................               (952)                  (1,164)
Accumulated deficit....................................................            (27,872)                 (15,095)
                                                                              --------------           --------------
Total Stockholders' Equity.............................................            172,154                  184,719
                                                                              --------------           --------------
Total Liabilities and Stockholders' Equity.............................         $  624,119               $  615,361
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

                                                                               Three Months             Three Months
                                                                                  Ended                    Ended
                                                                              March 31, 2005           March 31, 2004
                                                                              --------------           --------------
Revenue:
  Equipment rentals....................................................         $  100,465               $   93,082
  Sales of equipment, merchandise, service, parts and supplies.........             40,073                   26,941
                                                                              --------------           --------------
   Total revenue.......................................................            140,538                  120,023
                                                                              --------------           --------------
Cost of revenue:
  Cost of equipment rentals............................................             62,670                   59,584
  Rental equipment depreciation and lease expense, and
      vehicle depreciation.............................................             30,480                   28,852
  Cost of sales of equipment, merchandise, service, parts and supplies.             21,896                   17,509
                                                                              --------------           --------------
   Total cost of revenue...............................................            115,046                  105,945
                                                                              --------------           --------------
Gross profit...........................................................             25,492                   14,078
Operating expenses:
  Selling, general and administrative expenses.........................             29,268                   24,698
  Non-rental equipment depreciation and amortization...................              1,884                    2,161
                                                                              --------------           --------------
Operating loss.........................................................             (5,660)                 (12,781)
                                                                              --------------           --------------
Other (income) expense:
  Interest expense.....................................................              7,831                    7,638
  Reversal of pre-petition tax liabilities.............................                (98)                      --
  Other, net...........................................................               (436)                    (132)
                                                                              --------------           --------------
   Total other expense.................................................              7,297                    7,506
                                                                              --------------           --------------
Loss before reorganization items.......................................            (12,957)                 (20,287)
Reorganization items, net..............................................               (180)                      --
                                                                              --------------           --------------
Loss before provision for income taxes.................................            (12,777)                 (20,287)
Provision for income taxes.............................................                 --                       --
                                                                              --------------           --------------
Net loss...............................................................         $  (12,777)              $  (20,287)
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 2005           March 31, 2004
                                                                              --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................         $  (12,777)              $  (20,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization........................................             32,364                   31,013
  Provision for doubtful accounts......................................              1,586                    1,866
  Non-cash reorganization items........................................               (180)                      --
  Amortization of deferred stock compensation..........................                212                    1,639
  Amortization of deferred issuance costs and debt discount............                744                      711
  Loss on disposal of non-rental equipment.............................                184                      132
  Gain on disposal of rental equipment.................................            (14,094)                  (6,596)
  Changes in operating assets and liabilities:
   Accounts receivable.................................................              9,689                   10,867
   Inventories.........................................................              1,326                      482
   Prepaid expenses and other assets...................................               (247)                  (1,770)
   Accounts payable....................................................             21,126                   (3,382)
   Accrued expenses and other liabilities..............................                 94                   10,427
   Income taxes payable................................................                 --                      (20)
                                                                              --------------           --------------
   Net cash provided by operating activities...........................             40,027                   25,082
                                                                              --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
Acquisition of business................................................             (6,703)                      --
Purchases of rental equipment..........................................            (66,345)                 (29,692)
Purchases of property and equipment....................................             (3,559)                  (3,825)
Proceeds from disposal of rental equipment and vehicles................             25,291                   16,871
                                                                              --------------           --------------
  Net cash used in investing activities................................            (51,316)                 (16,646)
                                                                              --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs.........................................               (102)                     (32)
Repayments of debt ....................................................               (459)                      --
                                                                              --------------           --------------
  Net cash used in financing activities................................               (561)                     (32)
                                                                              --------------           --------------
Net increase (decrease) in cash and cash equivalents...................            (11,850)                   8,404
Cash and cash equivalents, beginning of period.........................             40,625                   48,644
                                                                              --------------           --------------
Cash and cash equivalents, end of period...............................         $   28,775               $   57,048
                                                                              ==============           ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.................................................         $      212               $      306
                                                                              ==============           ==============
Cash paid for income taxes.............................................         $       --               $       20
                                                                              ==============           ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under financial obligations......................         $       --               $    1,212
                                                                              ==============           ==============
Issuance of restricted stock...........................................         $       --               $      196
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1.	General

           Reporting Entity

           NationsRent Companies, Inc. together with its subsidiaries (the "Company") is one of the largest full-service equipment rental companies in the United States. The Company offers a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers. The Company also sells new and used equipment, parts, merchandise and supplies, and provides maintenance and repair services.

           Reorganization Under Chapter 11

           On June 13, 2003 (the "Effective Date"), NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Predecessor Company" or the "Debtors") emerged from proceedings under Chapter 11 (the "Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the "Plan"). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Company. In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of Fresh Start Reporting in accordance with the American Institute of Certified Public accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan, as well as adjustments for Fresh-Start Reporting, were recorded in the consolidated financial statements as of June 1, 2003. Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and their recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

           Restatements

           The Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2004 have been restated for the matters described in the Company's Current Report on Form 8-K, dated March 30, 2005 as filed with the United States Securities and Exchange Commission ("SEC") in March 2005. The accompanying unaudited condensed consolidated financial statements included in this report reflect such restatements.

           Basis of Presentation

           The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the SEC for interim financial reporting. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for interim periods are not necessarily indicative of the results which may be reported for the year ending December 31, 2005.

           The unaudited interim condensed consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Comprehensive loss was equal to net loss for all periods presented. Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

2.	Revenue Recognition

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

           Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. If the transaction meets the accounting requirements of a monetary transaction under Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," then revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals. Any excess sale price over the fair market value of the used equipment sold is accounted for as a reduction of the cost of new equipment purchased by the Company from the same manufacturer. For the three months ended March 31, 2005 and 2004, the Company recognized revenue of approximately $3,581,000 and $3,537,000, respectively, related to sale/purchase agreements. During the three months ended March 31, 2005 and 2004, the Company recorded excess sale price of approximately $251,000 and zero, respectively, as a reduction of the cost of new rental equipment acquired pursuant to sale/purchase agreements. The excess sale price is amortized to depreciation expense over the average useful life of the new equipment purchased from the same manufacturer. For the three months ended March 31, 2005 and 2004, the amount amortized was $34,000 and zero, respectively. At March 31, 2005 and December 31, 2004, the unamortized balance of excess sale price recorded in the condensed consolidated balance sheet was approximately $1,121,000 and $904,000, respectively.

3.	Business Acquisition

           In January 2005, the Company acquired substantially all of the assets of an equipment rental company for cash consideration of approximately $7,600,000, including acquisition costs. The Company did not assume any liabilities. Of the total purchase price, $500,000 was retained by the Company pending any post closing adjustments related to deficiencies in the acquired assets and will be paid 120 days after the closing date. In connection with the acquisition, the Company agreed to pay 50%, up to a maximum of $200,000, to the former owner for certain potential income tax implications related to the tax allocation of purchase price. The final amount will be determined upon review of the former owner's completed income tax returns. Any future payments made related to these contingencies will be considered additional purchase price and allocated accordingly to the acquired assets.

           The purchase price of approximately $6,900,000 (excluding $700,000 of contingent purchase price) was allocated to the assets acquired, primarily rental equipment, based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and will be adjusted once the outcome of the purchase price contingencies is resolved.

           The results of operations of the acquired business have been included in the Company's consolidated statement of operations since the acquisition date and did not have a material impact on the Company's results of operations. The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, was not significant.

4.	Debt

           Debt consists of the following (in thousands):

                                                                                           March 31,    December 31,
                                                                                             2005           2004
                                                                                         ------------   ------------
Senior secured notes payable, net of unamortized debt discount of $6,786 at March 31, 2005 and $7,080 at December 31, 2004, bearing interest at 9.5%, interest payable semi-annually and principal payable in
    October 2010.....................................................................    $    243,214   $    242,920
Postpetition notes payable, bearing interest at prime, interest and principal
  payable on or before January 2007..................................................             261            261
Capital lease obligations payable in monthly installments through April 2005.........              30            489
Convertible subordinated notes payable, bearing interest at 6.5%, interest
  payable quarterly (deferred until maturity) and principal payable in June 2008.....          45,211         45,211
                                                                                         ------------   ------------
 Total debt..........................................................................    $    288,716   $    288,881
                                                                                         ============   ============

           Senior Secured Notes

           In October 2003, the Company completed a private offering of $250,000,000 aggregate principal amount of 9.5% senior secured notes due 2010 (the "Original Senior Secured Notes"). The Company pays interest on the notes semi-annually in cash, in arrears, on October 15 and April 15, at an annual interest rate of 9.5%. The notes mature on October 15, 2010. The net proceeds were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases and for other general corporate purposes.

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

           In April 2004, the Company filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the "Registration Statement"), with the SEC with respect to the 9.5% senior secured notes (the "New Notes," and together with the Original Senior Secured Notes, the "Senior Secured Notes") that have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, the Company commenced an exchange offer, pursuant to which holders of the Original Senior Secured Notes were able to exchange Original Senior Secured Notes for the New Notes. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and are treated under the indenture as a single class with the Original Senior Secured Notes. In September 2004, the Company completed the exchange offer with 100% of the Original Senior Secured Notes being exchanged for New Notes.

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of the Company's and its subsidiaries' rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. The Company is required to certify each December and June during the term of the Senior Secured Notes that its collateral value coverage ratio, as defined, is at least 2.0 to 1.0. At December 31, 2004, the Company was in compliance with this requirement.

           The indenture governing the Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including limitations on the Company's ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company's ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; restrictions on the Company's ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

           On April 14, 2005, the Company launched a consent solicitation seeking the consent of the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes to allow the Company to redeem all of its outstanding 6.5% Convertible Subordinated Notes due 2008. On April 20, 2005, the Company received the requisite number of consents and on April 26, 2005 entered into a supplemental indenture to effect the amendment. As of March 31, 2005, the aggregate principal amount of the convertible subordinated notes was $45,211,000, with $5,553,000 of accrued but unpaid interest.

           Credit Facility

           In June 2003, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance then existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to up to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of Senior Secured Notes. In December 2004, the Company entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. On April 21, 2005, the Company amended and restated the Credit Facility (the "Amended and Restated Credit Facility") to, among other things, increase the availability from $75,000,000 up to $100,000,000 (including a $40,000,000 sub-limit for letters of credit) and extend the maturity of the facility to April 2010.

           Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.50%; provided, however, that until June 30, 2005, the applicable margin shall be no less than 0.50% for the base rate loans and 2.50% for the LIBOR loans. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on the Company's assets, except for the Company's rental equipment and inventory. The facility is also secured by a pledge of the capital stock of the Company's subsidiaries. The Company may also grant to the lenders under such facility certain mortgages and other security interests on certain real property owned by the Company.

           The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance the ongoing capital expenditures and working capital needs of the Company, (iii) issue standby letters of credit and (iv) finance other general corporate purposes of the Company. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At March 31, 2005, the Company was in compliance with this requirement.

           As of March 31, 2005, the Company had no cash borrowings under the Amended Credit Facility and had $23,884,000 in outstanding letters of credit.

           Senior Unsecured Notes

           On April 26, 2005, the Company completed a private offering of $150,000,000 aggregate principal amount of 9.5% Senior Unsecured Notes due 2015 (the "Senior Unsecured Notes"). The Company will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. The net proceeds from the offering will be used for general corporate purposes, provided that the Company intends to use a portion of proceeds from the offering to redeem the Company's outstanding 6.5% Convertible Subordinated Notes due 2008.

           The Company may redeem all of the Senior Unsecured Notes on or after May 1, 2010. The Company may also redeem up to 35% of the Senior Unsecured Notes prior to May 1, 2009 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption.

           The Senior Unsecured Notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

           The indenture governing the Senior Unsecured Notes contains various customary affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on the Company's ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company's ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; restrictions on the Company's ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

           In connection with the offering of the Senior Unsecured Notes, the Company entered into a registration rights agreement whereby it has committed to use reasonable best efforts to register notes that have terms substantially the same as the Senior Unsecured Notes under the Securities Act of 1933, as amended, and effect an exchange offer shortly thereafter. The Company will have to pay additional interest on the Senior Unsecured Notes if it does not file the registration statement within 180 days of the issue date of the Senior Unsecured Notes, such registration statement is not declared effective within 270 days of the issue date, or the exchange offer is not completed within 60 days of the effective date of the registration statement. The Company believes that it will be able to comply with this requirement.

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

           Convertible Subordinated Notes Payable

           On the Effective Date, the Company issued $45,211,000 aggregate principal amount of 6.5% Convertible Subordinated Notes due 2008 in accordance with the terms of the Plan. The convertible subordinated notes have features that allow the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242 per share. The convertible subordinated notes are callable at any time at the Company's option. Calls within the first two years are at 103.25% of par if in connection with a sale of the Company or other business combination, or otherwise at 106.5%. Calls on or after June 30, 2005 are at par. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the notes until further notice in accordance with their terms. At March 31, 2005 and December 31, 2004, the deferred interest payments amounted to $5,553,000 and $4,753,000, respectively, and are included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

           The Company intends to use a portion of the proceeds from the offering of the Senior Unsecured Notes to redeem its outstanding 6.5% Convertible Subordinated Notes at a price equal to the aggregate principal amount plus accrued and unpaid interest.

5.	Reorganization Items, Net

           Reorganization income of $180,000 for the three months ended March 31, 2005 resulted from changes in estimates related to accrued professional fees related to the Company's emergence from bankruptcy.

6.	Taxes

           The Company's provision for income taxes was zero in the three months ended March 31, 2005 and 2004. The Company's calculation of its provision for income taxes takes into account the geographical distribution of the Company's taxable income for state purposes and changes to the Company's valuation allowance for deferred tax assets for federal and state purposes and, therefore, results in a significantly different provision for income taxes than would be obtained by applying the federal statutory tax rate of 35% to the Company's pre-tax income (loss).

7.	Restricted Stock

           In June 2003, the Company adopted a restricted stock plan (the "Restricted Stock Plan"), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company's Board of Directors or any committee thereof (if so delegated by the Board) shall determine. The Company accounts for restricted stock awards in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

           As of March 31, 2005, there were an aggregate of 128,909 Shares of restricted stock outstanding which were valued at $71.59 per share at the time of issuance to certain of its officers and directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting period of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognizes compensation expense for these shares as they vest and accordingly recognized expense of $212,000 and $1,639,000 during the three months ended March 31, 2005 and 2004, respectively. Compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

8.	Rental Equipment, net

           Rental equipment, net consists of the following:

                                                                                 March 31, 2005    December 31, 2004
                                                                                 --------------    -----------------
                                                                                            (in thousands)

Rental equipment................................................................ $      560,077     $       508,664
Less: accumulated depreciation..................................................       (159,766)           (140,488)
                                                                                 --------------    -----------------
Rental equipment, net........................................................... $      400,311     $       368,176
                                                                                 ==============    =================
9.	Property and Equipment, net

           Property and equipment, net consists of the following:

                                                                                 March 31, 2005    December 31, 2004
                                                                                 --------------    -----------------
                                                                                            (in thousands)

Buildings and improvements...................................................... $      42,126      $       42,015
Furniture, fixtures and office equipment........................................        10,786              10,012
Vehicles, delivery and shop equipment...........................................        38,618              36,898
Construction in progress........................................................         3,024               2,350
                                                                                 --------------    -----------------
                                                                                        94,554              91,275
Less: accumulated depreciation and amortization.................................       (31,980)            (29,283)
                                                                                 --------------    -----------------
Property and equipment, net..................................................... $      62,574      $       61,992
                                                                                 ==============    =================

           At March 31, 2005 and December 31, 2004, construction in progress included approximately $2,385,000 and $2,000,000 of software related costs.

10.	Related Party Transactions

           Certain entities affiliated with The Baupost Group, L.L.C. own approximately $17,400,000 principal amount of the Company's convertible subordinated notes at March 31, 2005 and December 31, 2004. For the three months ended March 31, 2005 and 2004, interest expense related to these notes was approximately $311,000 and $327,000, respectively.

           Phoenix Rental Partners, LLC owns approximately $2,800,000 principal amount of the Company's convertible subordinated notes at March 31, 2005 and December 31, 2004. For the three months ended March 31, 2005 and 2004, interest expense related to these notes was approximately $50,000 and $47,000, respectively.

           In November 2003, the Company created a limited housing assistance program for certain of its non-executive officers, which consisted of certain short-term bridge loans and long-term loans to assist with relocation to Ft. Lauderdale, Florida. In the first quarter of 2005, the remaining outstanding short-term bridge loan under this program was repaid. The aggregate remaining outstanding balance of the three long-term loans under such program was $2,373,000 and $2,509,000 at March 31, 2005 and December 31, 2004, respectively. These amounts are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

11.	Subsequent Events

           In April 2005, the Company completed the sale of $150,000,000 aggregate principal amount of 9.5% Senior Unsecured Notes due 2015. See Note 4 – Debt-Senior Unsecured Notes.

           In April 2005, the Company entered into a supplemental indenture relating to the Senior Secured Notes. See Note 4-Debt-Senior Secured Notes.

           In April 2005, the Company entered into an amendment to its Credit Facility. See Note 4-Debt-Credit Facility.

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

           Our results of operations in the first quarter of 2005 continue to reflect several key initiatives launched during 2003 that were designed to improve our profitability and leverage our infrastructure over the next several years. They include:

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

           In the first quarter of 2005 as compared to the same period in 2004, we achieved growth in both rental and non-rental revenue. The growth was driven by an improved industry environment and our key initiatives. Non-rental revenue accounted for the majority of the overall revenue growth as higher volume and better pricing drove increases in new and used equipment sales. The higher volume of sales was largely the result of continuing to re-emphasize sales of equipment through training, targeted incentive compensation programs and increasing inventories of equipment held for sale.

           Rental revenue grew in the first quarter of 2005 as compared to the same period in 2004 partly as a result of increased pricing and partly due to increased deployment of our rental fleet. While the average first cost of our rental fleet decreased by approximately 1.3% to $925.9 million in the first quarter of 2005 as compared to the same period in 2004, the deployment of our fleet increased. In addition, our revenue was positively impacted by increasing penetration in the first quarter of 2005 in other segments of the construction market through the ramp up of revenue at NationsRent at Lowe’s Companies, Inc. locations opened in 2003 and 2004.

           We believe better pricing for sales and rentals is, in part, a function of industry and economic conditions. Increased non-residential construction activity in the first two months of 2005 as compared to the same period in 2004 and continued strong demand for construction equipment in the U.S. market, relative to supply, has led to a greater demand for our services which, in turn, has had a positive impact on the revenue we generate from rentals, and from sales of new and used equipment.

           We have also observed an increase in auction prices for used equipment. One of our channels for disposing of used equipment is through auctions and therefore, we have benefited from this trend.

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

           Worldwide price increases for steel have led to an increase in our equipment costs from some manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, industry prices will continue to rise, thereby offsetting much of the increased equipment costs. If construction activity begins to weaken and competition intensifies, however, we cannot be certain that we will be able to continue to offset increased equipment costs through price increases or to continue to maintain existing pricing.

           Impact of Fresh-Start Reporting

           On June 13, 2003 (the “Effective Date”), NationsRent emerged from bankruptcy proceedings under Chapter 11 of Title 11 of the U.S. Bankruptcy Code pursuant to a consensual plan of reorganization (the “Plan of Reorganization”). We recognized the effects of the reorganization for accounting purposes on June 1, 2003. Accounting for the reorganization had a significant effect on the carrying value of our assets and liabilities, which makes comparing and understanding the results of our operations from prior to the Effective Date to after the Effective Date more difficult.

           In connection with our emergence from bankruptcy, we determined the fair value of our assets and liabilities pursuant to the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The excess of the fair value of our assets, net of the fair value of our liabilities, over our reorganization value (negative goodwill) at the Effective Date was recorded as a pro rata reduction of the carrying value of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” Accordingly, our rental fleet was written down 44.4% below fair value by $179.1 million, and our other property and equipment was written down 44.3% below fair value by $34.4 million.

           Until these assets are disposed, the write-downs recorded as a result of fresh-start reporting increase our operating income (or decrease our operating loss), because:

•	they increase the gain, or reduce the loss, on sale or disposal of these assets;

•	they reduce the depreciation expense we record on these assets while in our rental fleet; and

•	they reduce depreciation expense on non-rental assets, such as our delivery vehicles, our leasehold improvements and our information systems.

           These favorable effects on our results of operation will continue until all of the assets written down have been sold, disposed or fully depreciated. We expect that most of the rental assets written down in 2003 will be disposed of in the ordinary course of business through 2010. These impacts are discussed individually in the review of our results of operations which follows.

Results of Operations

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

                                                                                               Variance
                                                  Three Months Ended March 31,         favorable/(unfavorable)
                                                  ----------------------------      ------------------------------
                                                     2005             2004                 $                %
                                                  -------------    -------------    --------------      -----------
                                                                       (dollars in thousands)
Revenue:
Equipment rentals.............................    $   100,465      $    93,082       $    7,383             7.9%
Sales of rental equipment.....................         25,291           16,736            8,555            51.1
Sales of new equipment........................          8,687            5,271            3,416            64.8
Sales of merchandise,
  service, parts and supplies.................          6,095            4,934            1,161            23.5
                                                  --------------   --------------   --------------      -----------
Total revenue.................................        140,538          120,023           20,515            17.1
                                                  --------------   --------------   --------------      -----------
Cost of revenue:
Cost of equipment rentals.....................         62,670           59,584           (3,086)           (5.2)
Rental equipment depreciation and lease expense,
    and vehicle depreciation..................         30,480           28,852           (1,628)           (5.6)
Cost of sales of equipment,
  merchandise, service, parts and supplies....         21,896           17,509           (4,387)          (25.1)
                                                  --------------   --------------   --------------      -----------
Total cost of revenue.........................        115,046          105,945           (9,101)           (8.6)
                                                  --------------   --------------   --------------      -----------
Gross profit:
Gross profit on equipment rentals
  including depreciation and lease
  expense and vehicle
  depreciation................................          7,315            4,646            2,669            57.4
Gross profit on sales of equipment,
  merchandise, service, parts and supplies....         18,177            9,432            8,745            92.7
                                                  --------------   --------------   --------------      -----------
Total gross profit............................         25,492           14,078           11,414            81.1
                                                  --------------   --------------   --------------      -----------
Operating expenses:
Selling, general and administrative expenses..         29,268           24,698           (4,570)          (18.5)
Non-rental equipment depreciation
  and amortization............................          1,884            2,161              277            12.8
                                                  --------------   --------------   --------------      -----------
Operating loss................................         (5,660)         (12,781)           7,121            55.7
                                                  --------------   --------------   --------------      -----------
Interest expense, net.........................          7,831            7,638             (193)           (2.5)
Reversal of pre-petition tax liabilities......            (98)              --               98             --
Other, net....................................           (436)            (132)             304           230.3
                                                  --------------   --------------   --------------      -----------
                                                        7,297            7,506              209             2.8
                                                  --------------   --------------   --------------      -----------
Loss before  reorganization  items and provision
  for income taxes............................        (12,957)         (20,287)           7,330            36.1
Reorganization items, net.....................           (180)              --              180             --
                                                  --------------   --------------   --------------      -----------
Loss before provision for income taxes........        (12,777)         (20,287)           7,510            37.0
Provision for income taxes....................             --               --               --             --
                                                  --------------   --------------   --------------      -----------
  Net loss....................................    $   (12,777)     $   (20,287)      $    7,510            37.0%
                                                  ==============   ==============   ==============      ============

           Revenue. Equipment rentals revenue was impacted positively in the first quarter of 2005 as compared to the same period in 2004 primarily by improved pricing and higher deployment, which resulted from:

•	a period-over-period improvement in non-residential construction activity;

•	continued strong demand for our equipment;

•	a greater number of rental units deployed; and

•	increased investment through the purchase of new fleet and repair of old fleet.

           Utilization for the first quarter of 2005 was 43.4% compared to 39.7% for the same period in 2004. We believe that higher deployment and better pricing were the key factors in the increase. Utilization, measured as total rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as an approximate measure of financial return on the investment in our rental fleet. For equipment acquired new from a manufacturer, whether leased or owned, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is an estimate of the purchase price paid by the acquired company for such equipment where available and, if unavailable, first cost is the estimated fair value of such equipment.

           The primary drivers for the increase in sales of equipment are described above in the “Overview.”

           Gross profit. Gross profit margin on equipment rentals, including depreciation and lease expense and vehicle depreciation, increased from 5.0% in the first quarter of 2004 to 7.3% in the same period in 2005.

           Gross profit on equipment rentals was positively impacted primarily by the $7.4 million increase in revenue.

           Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 35.0% for the first quarter of 2004 to 45.4% for the same period in 2005. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.

           Gross profit on rental equipment sales was positively impacted primarily by:

•	continued improvement in pricing; and

•	a greater volume of sales through retail channels, which yield higher margins, versus auction channels.

           In addition, for the first quarter of 2005 and 2004, $14.6 million (57.8% gross profit margin) and $6.9 million (41.6% gross profit margin), respectively, of our gross profit was attributable to the sale of rental equipment, of which $1.8 million and $5.4 million, respectively, was the result of implementing fresh-start reporting as follows:

•	in each of the first quarter of 2005 and 2004, we sold rental fleet which was written down on the Effective Date by $8.1 million as a result of fresh-start reporting; and

•	depreciation expense since the Effective Date associated with the equipment that was sold during the first quarter of 2005 and 2004 was $6.2 million and $2.7 million, respectively, less than it otherwise would have been if such equipment had not been written down pursuant to fresh-start reporting.

           Excluding these fresh-start adjustments, the normalized gross profit margin on rental equipment sales increased from 9.5% for the first quarter of 2004 to 50.6% for the same period of 2005.

           Operating expenses. Operating expenses were negatively impacted in the first quarter of 2005 as compared to the same period in 2004 primarily by:

•	a $2.5 million increase in compensation and sales commissions related to our increased revenue and an incentive compensation plan supporting our key initiatives; and

•	a $2.2 million increase in various consulting and professional fees primarily for outside services related to our 2004 audit.

           Partially offsetting the increase in operating expenses was a $1.4 million decrease in compensation expense that reflects the vesting of fewer restricted stock awards in the first quarter of 2005 as compared to the same period in 2004.

           Selling, general and administrative expenses as a percentage of total revenue were 20.8% and 20.6% in the first quarter of 2005 and 2004, respectively.

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

           From 1998 through 2000, we purchased a substantial amount of rental equipment as we rapidly grew our rental fleet. Our financial difficulties before and during our Chapter 11 reorganization restricted our ability to replace rental fleet assets in 2001, 2002 and early 2003. As a result, when we emerged from our reorganization in 2003, a portion of our rental fleet had not been replaced and maintained on normal cycles. While we have repaired and replaced a portion of this fleet since that time, we have approximately $100.0 million to $120.0 million in expected replacement cost of fleet still remaining from those earlier model years. We expect to replace this fleet over the course of the next three to four years.

           Our historical sources of cash have been cash generated from operations, proceeds from the sale of rental equipment, borrowings under credit facilities, and proceeds from the issuance of debt and equity securities.

Cash Flows in 2004 and 2005

           In connection with the completion of our reorganization, certain of our current stockholders invested $80.0 million through the purchase of a combination of common stock, preferred stock and convertible subordinated notes. These funds, along with funds obtained from our credit facility, were used to pay the costs of our reorganization, to purchase rental fleet previously financed under leases, and for general working capital purposes. In October 2003, we issued $250.0 million in senior secured notes and used the net proceeds to fund the purchase of new and replacement rental fleet, and to retire then existing other indebtedness. Detailed descriptions of our credit facility and Senior Secured Notes are included in the discussion under “Debt and Other Obligations” which follows.

           In the first quarter of 2004, we generated cash from operations of $25.1 million and cash from the sale of rental equipment and vehicles of $16.9 million. Our capital expenditures in such period were principally for purchases of $29.7 million of new and replacement rental equipment and purchases and improvements of $3.8 million for other property and equipment.

           In the first quarter of 2005, we had sufficient cash on hand and cash generated from operations to meet our cash needs. We generated cash from operations of $40.0 million and cash from the sale of rental equipment and vehicles of $25.3 million. Our capital expenditures in such period were principally for purchases of $66.3 million of new and replacement rental equipment, purchases and improvements of $3.6 million for other property and equipment, and the acquisition of a business for $6.7 million. As of April 30, 2005, we had no borrowings under our credit facility, and our availability under this facility was $47.1 million, after taking into account $24.1 million of outstanding letters of credit.

Adequacy of Capital Resources

           Our sources of cash in 2005 are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment, borrowings under our credit facility and the net proceeds of approximately $144.6 million from the issuance of our Senior Unsecured Notes in April 2005 as discussed below.

           Our uses of cash over the next twelve months are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service. We are currently planning rental equipment expenditures over the next twelve months, net of proceeds from sales of rental equipment, of between $120.0 million and $150.0 million. We estimate that capital expenditures for non-rental assets over the next twelve months will range between $20.0 million and $30.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.

           We believe that our existing infrastructure of stores, service bays and personnel is largely sufficient to support our current and near-term operating activities. We expect to complete our investment in a new point-of-sale information system in 2005, which is intended to support our key initiatives. In addition, while we are presently focused primarily on internal growth, we may explore additional new store openings and strategic acquisitions that are available at favorable prices. If these activities are significant, we may be required to raise additional capital through debt or equity financing.

           In addition, we intend to use a portion of the proceeds from the offering of our Senior Unsecured Notes to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008 at a price equal to their aggregate principal amount of $45.2 million plus accrued and unpaid interest, which equalled $5.6 million at March 31, 2005.

           We believe we can fund our planned business activities during the next twelve months with a combination of cash on hand, cash generated from operations, proceeds from the sale of rental equipment, funds from our credit facility, and the proceeds of our offering of Senior Unsecured Notes in April 2005 as discussed below.

Debt and Other Obligations

           Senior Secured Notes. In October 2003, we completed a private offering of $250.0 million aggregate principal amount of 9.5% senior secured notes due 2010 (the “Original Senior Secured Notes”). We pay interest on the notes semi-annually in cash, in arrears, on October 15 and April 15, at an annual interest rate of 9.5%. The notes mature on October 15, 2010. The net proceeds were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases, and for other general corporate purposes.

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

           In April 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended (the “Registration Statement”), with the SEC with respect to the 9.5% senior secured notes (the “New Notes,” and together with the Original Senior Secured Notes, the “Senior Secured Notes”) that have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The Registration Statement was declared effective by the SEC in July 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Senior Secured Notes were able to exchange Original Senior Secured Notes for the New Notes. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and will be treated under the indenture as a single class with the Original Senior Secured Notes. In September 2004, we completed the exchange offer with 100% of the Original Senior Secured Notes being exchanged for New Notes.

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. We are required to certify each December and June during the term of the Senior Secured Notes that our collateral value coverage ratio is at least 2.0 to 1.0. At December 31, 2004, we were in compliance with this requirement.

           The indenture governing the notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on our ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on our ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; restrictions on our ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

           On April 14, 2005, we launched a consent solicitation seeking the consent of the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes to allow us to redeem all of our outstanding 6.5% Convertible Subordinated Notes due 2008. On April 20, 2005, we received the requisite number of consents and on April 26, 2005 entered into a supplemental indenture to effect the amendment. As of March 31, 2005, the aggregate principal amount of the convertible subordinated notes was $45.2 million with $5.6 million of accrued and unpaid interest.

           Credit Facility. In June, 2003, we entered into a senior secured revolving credit facility (the “Credit Facility”) with an aggregate commitment of up to $150.0 million with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan of Reorganization, to pay transaction expenses incurred in connection therewith and to refinance the Company’s then existing indebtedness. In October 2003, we amended and restated the Credit Facility to reduce the aggregate commitments to up to $75.0 million (including a $30.0 million sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of the Senior Secured Notes. In December 2004, we entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. On April 21, 2005, we amended and restated the Credit Facility (the “Amended and Restated Credit Facility”) to, among other things, increase the availability from $75.0 million up to $100.0 million (including a $40.0 million sub-limit for letters of credit) and extend the maturity of the facility to April 2010.

           Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.50% to 2.50%; provided, however, that until June 30, 2005, the applicable margin shall be no less than 0.50% for the base rate loans and 2.50% for the LIBOR loans. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on our assets, except for our rental equipment and inventory. The facility is also secured by a pledge of the capital stock of our subsidiaries. We may also grant to the lenders under such facility certain mortgages and other security interests on certain of our real property.

           The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance our ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) finance our other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At March 31, 2005, we were in compliance with this requirement.

           Senior Unsecured Notes. On April 26, 2005, we completed a private offering of $150.0 million aggregate principal amount of 9.5% Senior Unsecured Notes due 2015 (the “Senior Unsecured Notes”). We will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. The net proceeds from the offering will be used for general corporate purposes, provided that we intend to use a portion of proceeds from the offering to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008.

           We may redeem all of the Senior Unsecured Notes on or after May 1, 2010. We may also redeem up to 35% of the Senior Unsecured Notes prior to May 1, 2009 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption.

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

           The indenture governing the Senior Unsecured Notes contains various customary affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on our ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on our ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; restrictions on our ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

           In connection with the offering of the Senior Unsecured Notes, we entered into a registration rights agreement whereby we have committed to use reasonable best efforts to register notes that have terms substantially the same as the Senior Unsecured Notes under the Securities Act of 1933, as amended, and effect an exchange offer shortly thereafter. We will have to pay additional interest on the Senior Unsecured Notes if we do not file the registration statement within 180 days of the issue date of the Senior Unsecured Notes, such registration statement is not declared effective within 270 days of the issue date, or the exchange offer is not completed within 60 days of the effective date of the registration statement.

           We intend to use a portion of the proceeds from the offering of the Senior Unsecured Notes to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008 at a price equal to their aggregate principal amount plus accrued and unpaid interest. Upon redemption of such notes, we will be required to write off the remaining balance of unamortized debt issuance costs related to the issuance of such notes, which was $498,000 at March 31, 2005.

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

           We incur significant expenses in opening new locations, such as employee training, marketing and facility set-up costs. Initially, new locations may generate lower operating margins than established locations and may operate at a loss for a period of time. Our new locations have, on average, achieved profitability within six months of their opening. In addition, when we purchase new rental equipment, the depreciation related to such equipment may contribute to near-term margin decline because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the opening of new rental locations and the purchase of rental equipment may reduce our operating margins during a start-up period.

Inflation

           We do not believe that inflation has been a significant factor to the cost of our operations other than the increase in steel prices discussed above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” (Item 7).

Factors That May Affect Future Results

           From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

           There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described below and elsewhere in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC, and include, among others:

•	Since emerging from bankruptcy, we have not yet achieved positive operating income. Future operating losses may decrease our cash flow which would limit our ability to reinvest in our business, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations.

•	Our substantial level of indebtedness could materially adversely affect our ability to execute our business strategy.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and affect our cash flows and profitability.

•	Because all of our existing leases for our NationsRent at Lowe’s locations expire on the same date in October 2008, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at or around the same time.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

•	Although we are actively negotiating to establish dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

•	We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

•	Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

•	Our adoption of fresh-start reporting and related accounting rules may limit your ability to accurately compare our financial results.

           All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of the particular statement, and are expressly qualified in their entirety by the cautionary statements included in this report and our other filings with the SEC. We undertake no obligation to publicly update or revise forward-looking statements, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

           The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At March 31, 2005, we did not have any variable rate debt outstanding.

Item 4: Controls and Procedures

           Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation and notwithstanding the items described below, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

           In 2004, as part of our review of our internal controls over financial reporting, we determined that we had certain significant deficiencies, which when assessed in the aggregate, constituted a material weakness in controls relating to our financial statement closing process. To correct the errors related to these significant deficiencies, we restated certain of our financial statements in March 2005. In addition, during the audit of our 2004 financial statements, we determined that we had a material weakness regarding our failure to properly assess the impact of not consistently obtaining a written customer acknowledgement of the terms of certain rental and sales transactions on open account. We have taken and are continuing to take remedial measures to strengthen our internal controls and to address such deficiencies and weaknesses.

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

PART II - OTHER INFORMATION

Item 6: Exhibits

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries (1)
2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries (1)
2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries (1)
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company (1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock (1)
3.6	By-Laws of the Company (1)
3.7	Certificate of Incorporation of NationsRent, Inc. (1)
3.8	By-Laws of NationsRent, Inc. (1)
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation (1)
3.10	By-Laws of Las Olas Fourteen Corporation (1)
3.11	Certificate of Incorporation of Las Olas Twelve Corporation (1)
3.12	By-Laws of Las Olas Twelve Corporation (1)
3.13	Certificate of Incorporation of NRGP, Inc., as amended (1)
3.14	By-Laws of NRGP, Inc. (1)
3.15	Certificate of Incorporation of NationsRent USA, Inc. (1)
3.16	By-Laws of NationsRent USA, Inc. (1)
3.17	Certificate of Incorporation of NationsRent West, Inc. (1)
3.18	By-Laws of NationsRent West, Inc. (1)
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended (1)
3.20	By-Laws of Logan Equipment Corp. (1)
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc. (1)
3.22	By-Laws of NationsRent Transportation Services, Inc. (1)
3.23	Articles of Incorporation of BDK Equipment Company, Inc. (1)
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc. (1)
3.25	Certificate of Incorporation of NR Delaware, Inc. (1)
3.26	By-Laws of NR Delaware, Inc. (1)
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP (1)
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP (1)
3.29	Certificate of Formation of NationsRent Dealer Group, LLC (6)
3.30	Limited Liability Company Agreement of NationsRent Dealer Group, LLC (6)
4.1	Form of 9.5% Senior Secured Notes due 2010 (1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the guarantors party thereto and Wilmington Trust Company (1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company (1)
4.2.2	Second Supplement, dated March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company (6)
4.2.3	Third Supplement, dated April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company (5)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers (1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008 (1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015 (6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company (5)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc. (5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust (1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust (1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc. (1)
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto (1)
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto (1)
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto (4)
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto (1)
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto (2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman (1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich (1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr. (1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer (1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff (1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer (1)
10.13	Form of Key Employee Housing Assistance Program (1)
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation (1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation) (1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc. (1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC (1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.) (1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc. (1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc. (1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc. (1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc. (1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc. (1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto (1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries (1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein (1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc. (1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller (4)
10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto. (1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto (1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto (4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein (5)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent (1)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Dated: May 16, 2005	By Name: Title:	/s/ Thomas J. Putman Thomas J. Putman President and Chief Executive Officer

Dated: May 16, 2005	By Name: Title:	/s/ Thomas J. Hoyer Thomas J. Hoyer Executive Vice President and Chief Financial Officer

Dated: May 16, 2005	By Name: Title:	/s/ Robert W. Schiller Robert W. Schiller Vice President and Controller

EXHIBIT INDEX

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003*(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries (1)
2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries (1)
2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries (1)
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company (1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock (1)
3.6	By-Laws of the Company (1)
3.7	Certificate of Incorporation of NationsRent, Inc. (1)
3.8	By-Laws of NationsRent, Inc. (1)
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation (1)
3.10	By-Laws of Las Olas Fourteen Corporation (1)
3.11	Certificate of Incorporation of Las Olas Twelve Corporation (1)
3.12	By-Laws of Las Olas Twelve Corporation (1)
3.13	Certificate of Incorporation of NRGP, Inc., as amended (1)
3.14	By-Laws of NRGP, Inc. (1)
3.15	Certificate of Incorporation of NationsRent USA, Inc. (1)
3.16	By-Laws of NationsRent USA, Inc. (1)
3.17	Certificate of Incorporation of NationsRent West, Inc. (1)
3.18	By-Laws of NationsRent West, Inc. (1)
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended (1)
3.20	By-Laws of Logan Equipment Corp. (1)
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc. (1)
3.22	By-Laws of NationsRent Transportation Services, Inc. (1)
3.23	Articles of Incorporation of BDK Equipment Company, Inc. (1)
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc. (1)
3.25	Certificate of Incorporation of NR Delaware, Inc. (1)
3.26	By-Laws of NR Delaware, Inc. (1)
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP (1)
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP (1)
3.29	Certificate of Formation of NationsRent Dealer Group, LLC (6)
3.30	Limited Liability Company Agreement of NationsRent Dealer Group, LLC (6)
4.1	Form of 9.5% Senior Secured Notes due 2010 (1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the guarantors party thereto and Wilmington Trust Company (1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company (1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company (6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company (5)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers (1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008 (1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015 (6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company (5)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc. (5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust (1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust (1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc. (1)
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto (1)
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto (1)
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto (4)
10.6	Indemnification Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the indemnitees signatory thereto (1)
10.6.1	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto (2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman (1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich (1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr. (1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer (1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff (1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer (1)
10.13	Form of Key Employee Housing Assistance Program (1)
10.14	Indenture, dated March 1, 1998, between Francis P. Rich and/or Catherine L. Rich and Logan Equipment Corporation (1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation) (1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc. (1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC (1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc. (successor-in-interest to NationsRent of New Hampshire, Inc.) (1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc. (1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc. (1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc. (1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc. (1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc. (1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto (1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries (1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein (1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc. (1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden (1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller (1)
10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto. (1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto (1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto (4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein (5)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent (1)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.