Form 10-Q
period 2005-06-30
NATIONSRENT COMPANIES INC
filed 2005-08-15
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(954) 760-6550
(Registrant’s telephone number including area code)
Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of July 31, 2005 there were 1,729,091 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

FINANCIAL INFORMATION
Item 1: Financial Statements
NATIONSRENT COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$28,042	$40,625
Marketable securities	28,944	—
Accounts receivable, net	84,255	79,974
Inventories	46,497	36,682
Prepaid expenses and other assets	16,627	12,885
Debt issuance costs, net	7,155	6,764
Rental equipment, net	485,811	368,176
Property and equipment, net	66,822	61,992
Goodwill	305	—
Intangible assets, net	8,214	8,263

Total Assets	$772,672	$615,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$122,305	$81,087
Accrued compensation and related taxes	13,976	15,742
Accrued insurance claims	16,317	16,001
Accrued expenses and other liabilities	36,979	28,931
Debt (Notes 4 and 11)	389,299	288,881

Total Liabilities	578,876	430,642

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock— $0.01 par value, 1,000,000 shares authorized, Series A, $72,002 liquidation preference, 72,002 shares issued and outstanding at June 30, 2005 and December 31, 2004	1	1
Common stock— $0.01 par value, 3,000,000 shares authorized, 1,729,091 and 1,669,588 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	17	17
Additional paid-in capital	217,239	200,960
Deferred stock compensation	(738)	(1,164)
Accumulated deficit	(22,723)	(15,095)

Total Stockholders’ Equity	193,796	184,719

Total Liabilities and Stockholders’ Equity	$772,672	$615,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Revenue:
Equipment rentals	$123,389	$116,465
Sales of equipment, merchandise, service, parts and supplies	50,277	27,677

Total revenue	173,666	144,142

Cost of revenue:
Cost of equipment rentals	64,104	60,483
Rental equipment and vehicle depreciation	32,790	27,782
Cost of sales of equipment, merchandise, service, parts and supplies	27,906	16,786

Total cost of revenue	124,800	105,051

Gross profit	48,866	39,091
Operating expenses:
Selling, general and administrative expenses	32,283	28,534
Other depreciation and amortization	2,109	1,675

Operating income	14,474	8,882

Other (income) expense:
Interest expense, net	9,948	7,771
Other, net	(624)	(96)

Total other expense	9,324	7,675

Net income	$5,150	$1,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Revenue:
Equipment rentals	$223,854	$209,547
Sales of equipment, merchandise, service, parts and supplies	90,350	54,618

Total revenue	314,204	264,165

Cost of revenue:
Cost of equipment rentals	126,774	120,067
Rental equipment and vehicle depreciation	63,269	56,634
Cost of sales of equipment, merchandise, service, parts and supplies	49,802	34,295

Total cost of revenue	239,845	210,996

Gross profit	74,359	53,169
Operating expenses:
Selling, general and administrative expenses	61,551	53,232
Other depreciation and amortization	3,993	3,836

Operating income (loss)	8,815	(3,899)

Other (income) expense:
Interest expense, net	17,779	15,409
Reversal of pre-petition tax liabilities	(98)	—
Other, net	(1,060)	(228)

Total other expense	16,621	15,181

Loss before reorganization items	(7,806)	(19,080)
Reorganization items, net	(180)	—

Net loss	$(7,626)	$(19,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,626)	$(19,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,262	60,470
Provision for doubtful accounts	3,549	1,913
Non-cash reorganization items	(180)	—
Amortization of deferred stock compensation	426	3,081
Amortization of deferred issuance costs and debt discount	1,798	1,424
Loss on disposal of non-rental equipment	479	460
Gain on disposal of rental equipment	(32,076)	(14,032)
Changes in operating assets and liabilities:
Accounts receivable	(7,328)	317
Inventories	(9,802)	983
Prepaid expenses and other assets	(3,741)	(627)
Accounts payable	41,217	12,857
Accrued expenses and other liabilities	1,036	7,246

Net cash provided by operating activities	55,014	55,012

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(6,703)	—
Purchases of marketable securities, net	(28,944)	—
Purchases of rental equipment	(196,493)	(85,800)
Purchases of property and equipment	(11,537)	(8,462)
Proceeds from disposal of rental equipment and vehicles	56,311	32,601

Net cash used in investing activities	(187,366)	(61,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	150,000	—
Redemption of convertible notes	(23,723)	—
Payment of debt issuance costs	(6,020)	(56)
Repayments of debt	(488)	(427)

Net cash provided by (used in) financing activities	119,769	(483)

Net decrease in cash and cash equivalents	(12,583)	(7,132)
Cash and cash equivalents, beginning of period	40,625	48,644

Cash and cash equivalents, end of period	$28,042	$41,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,761	$11,230

Cash paid for income taxes	$2	$30

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under financial obligations	$—	$1,488

Issuance of restricted stock	$—	$196

Issuance of common stock on conversion of convertible notes	$16,430	$—

Reclassification of redeemed convertible notes to accrued expenses	$7,089	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
1. General
     Reporting Entity
     NationsRent Companies, Inc. together with its subsidiaries (the “Company”) is one of the largest full-service equipment rental companies in the United States. The Company offers a comprehensive line of equipment for rent to a broad range of construction, industrial and homeowner customers. The Company also sells new and used equipment, parts, merchandise and supplies, and provides maintenance and repair services.
     Reorganization Under Chapter 11
     On June 13, 2003 (the “Effective Date”), NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the “Predecessor Company” or the “Debtors”) emerged from proceedings under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the “Plan”). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Company. In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of Fresh Start Reporting in accordance with the American Institute of Certified Public accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” For accounting purposes, the effects of the consummation of the Plan, as well as adjustments for Fresh-Start Reporting, were recorded in the consolidated financial statements as of June 1, 2003. Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and their recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.
     Restatements
     The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 have been restated for the matters described in the Company’s Quarterly Report on Form 10-Q/A, for the period ended June 30, 2004 as filed with the United States Securities and Exchange Commission (“SEC”) in March 2005. The accompanying unaudited condensed consolidated financial statements included in this report reflect such restatements.
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
     The unaudited interim condensed consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Comprehensive loss was equal to net loss for all periods presented. Certain prior period amounts presented herein have been reclassified to conform to the current period’s presentation.
     Marketable Securities
     Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investments that the Company does not have the intent to hold to maturity are classified as available-for-sale and reported at fair market value. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in other (income) expense on the accompanying consolidated statement of operations for all available-for-sale securities. The unrealized gains and losses are reported as a net amount in a separate component of stockholders’ equity until realized, and was insignificant at June 30, 2005. The Company had no held-to-maturity investments, as defined by SFAS No. 115, at June 30, 2005. The cost of securities sold is based on the specific identification method. Marketable securities consist primarily of overnight repurchase agreements (repos), commercial paper and auction rate securities. Commercial paper with a maturity date beyond 90 days from the date of purchase is classified as marketable securities, all others are cash equivalents. Auction rate securities are long term variable rate bonds tied to short term interest rates that are usually reset at intervals of 7, 28, or 35 days.
     Impact of Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.

     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not expect that the adoption of EITF 05-6 will have a significant effect on our financial condition or results of operations.
2. Revenue Recognition
     The Company recognizes revenue from sales when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is probable.
     Equipment rentals in the accompanying condensed consolidated statements of operations include revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees and fuel sales. Revenue earned on equipment rentals, rental equipment pick-up and delivery fees, and loss damage waiver fees are recognized on a straight-line basis over the rental contract period which may be daily, weekly or monthly. Fuel sales are recognized at the end of the rental contract period.
     Revenue from the sales of equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer. When rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the accompanying consolidated statements of operations.
     Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. The Company accounts for these exchanges at fair value as monetary exchanges under Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Statement of Financial and Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets,” and revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals. Any excess sale price over the estimated fair market value of the used equipment sold is accounted for as a reduction of the cost of new equipment purchased by the Company from the same manufacturer. For the three months ended June 30, 2005 and 2004, the Company recognized revenue of approximately $3,409,000 and $3,032,000, respectively, related to sale/purchase agreements. For the six months ended June 30, 2005 and 2004, the Company recognized revenue of approximately $6,989,000 and $6,568,000, respectively, related to sale/purchase agreements. During the three months ended June 30, 2005 and 2004, the Company recorded excess sale price of approximately $307,000 and $0, respectively, as a reduction of the cost of new rental equipment acquired pursuant to sale/purchase agreements. During the six months ended June 30, 2005 and 2004, the Company recorded excess sale price of approximately $557,000 and $0, respectively, as a reduction of the cost of new rental equipment acquired pursuant to sale/purchase agreements. The excess sale price is amortized to depreciation expense over the average useful life of the new equipment purchased from the same manufacturer. For the three months ended June 30, 2005 and 2004, the amount amortized was $44,000 and $0, respectively. For the six months ended June 30, 2005 and 2004, the amount amortized was $78,000 and $0, respectively. At June 30, 2005 and December 31, 2004, the unamortized balance of excess sale price recorded in the condensed consolidated balance sheet was approximately $1,384,000 and $904,000, respectively.
3. Business Acquisition
     In January 2005, the Company acquired substantially all of the assets of an equipment rental company for total consideration of approximately $7,615,000, including acquisition costs. The Company did not assume any liabilities. Of the total purchase price, $500,000 was retained by the Company pending any post closing adjustments related to deficiencies in the acquired assets and, as a result of the Company’s post closing review, the Company has agreed to pay approximately $412,000 after post closing adjustments. Also, in connection with the acquisition, the Company agreed to pay 50%, up to a maximum of $200,000, to the former owner for certain potential income tax implications related to the tax allocation of purchase price. The final amount will be determined upon review of the former owner’s completed income tax returns. Any future payments made related to these contingencies will be considered additional purchase price and allocated accordingly to the acquired assets.
     The purchase price of approximately $7,415,000 (excluding $200,000 of contingent purchase price) was allocated to the assets acquired, primarily rental equipment, based on their estimated fair values at the date of acquisition. The excess purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of approximately $305,000 was recorded as a result of the acquisition. The purchase price allocation is preliminary and will be adjusted once the outcome of the purchase price contingencies is resolved. When the $200,000 contingent purchase price is determined, the additional payment to the former owner, if any, will result in an increase in the amount of recorded goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested at least annually for impairment.
     The results of operations of the acquired business have been included in the Company’s consolidated statement of operations since the acquisition date and did not have a material impact on the Company’s results of operations. The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, was not significant.

4. Debt
     Debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Senior secured notes, net of unamortized debt discount of $6,490 at June 30, 2005 and $7,080 at December 31, 2004, bearing interest at 9.5%, interest payable semi-annually and principal payable in October 2010	$243,510	$242,920
Senior unsecured notes, net of unamortized debt discount of $4,271 at June 30, 2005, bearing interest at 9.5%, interest payable semi-annually and principal payable in May 2015	145,729	—
Postpetition notes, bearing interest at prime, interest and principal payable on or before January 2007	60	261
Capital lease obligations	—	489
Convertible subordinated notes	—	45,211

Total debt	$389,299	$288,881

     Senior Secured Notes
     In October 2003, the Company completed a private offering of $250,000,000 aggregate principal amount of 9.5% senior secured notes due 2010 (the “Original Senior Secured Notes”). The Company pays interest on the notes semi-annually in cash, in arrears, on October 15 and April 15, at an annual interest rate of 9.5%. The notes mature on October 15, 2010. The net proceeds were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases and for other general corporate purposes.
     In April 2004, the Company filed a registration statement on Form S-4 (Registration No. 333-114115), as amended, with the SEC with respect to the 9.5% senior secured notes (the “New Notes,” and together with the Original Senior Secured Notes, the “Senior Secured Notes”) that have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The registration statement was declared effective by the SEC on July 28, 2004 and promptly thereafter, the Company commenced an exchange offer, pursuant to which holders of the Original Senior Secured Notes were able to exchange Original Senior Secured Notes for the New Notes. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and are treated under the indenture as a single class with the Original Senior Secured Notes. In September 2004, the Company completed the exchange offer with 100% of the Original Senior Secured Notes being exchanged for New Notes.
     The Company may redeem all of the Senior Secured Notes on or after October 15, 2007. The Company may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption.
     The Senior Secured Notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no significant restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

     The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. The Company is required to certify each December and June during the term of the Senior Secured Notes that its collateral value coverage ratio, as defined, is at least 2.0 to 1.0. At June 30, 2005, the Company was in compliance with this requirement.
     The indenture governing the Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including limitations on the Company’s ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company’s ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; restrictions on the Company’s ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.
     On April 14, 2005, the Company launched a consent solicitation seeking the consent of the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes to allow the Company to redeem all of its outstanding 6.5% Convertible Subordinated Notes due 2008. On April 20, 2005, the Company received the requisite number of consents and on April 26, 2005 entered into a supplemental indenture to effect the amendment. In June 2005, the Company redeemed its convertible subordinated notes. See – “Convertible Subordinated Notes Payable.”
     Credit Facility
     In June 2003, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance then existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to up to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of Senior Secured Notes. In December 2004, the Company entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. In April 2005, the Company amended and restated the Credit Facility (the “Amended and Restated Credit Facility”) to, among other things, increase the availability from $75,000,000 up to $100,000,000 (including a $40,000,000 sub-limit for letters of credit) and extend the maturity of the facility to April 2010.
     Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.50% to 2.50%; provided, however, that until June 30, 2005, the applicable margin shall be no less than 0.50% for the base rate loans and 2.50% for the LIBOR loans. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on the Company’s assets, except for the Company’s rental equipment and inventory. The facility is also secured by a pledge of the capital stock of the Company’s subsidiaries. The Company may also grant to the lenders under such facility certain mortgages and other security interests on certain real property owned by the Company.

     The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance the ongoing capital expenditures and working capital needs of the Company, (iii) issue standby letters of credit and (iv) finance other general corporate purposes of the Company. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At June 30, 2005, the Company was in compliance with this requirement.
     As of June 30, 2005, the Company had no cash borrowings under the Amended Credit Facility and had approximately $24,409,000 in outstanding letters of credit.
     Senior Unsecured Notes
     On April 26, 2005, the Company completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015 (the “Original Senior Unsecured Notes”). The Company will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. The Company used a portion of proceeds from the offering to redeem the Company’s outstanding 6.5% Convertible Subordinated Notes due 2008 and the Company will use the remaining net proceeds from the offering for general corporate purposes. See—“Convertible Subordinated Notes Payable.”
     In June 2005, the Company filed a registration statement on Form S-4 (Registration No. 333-125519) with the SEC with respect to the 9.5% senior unsecured notes (the “New Unsecured Notes,” and together with the Original Senior Unsecured Notes, the “Senior Unsecured Notes”) that have substantially identical terms as the Original Senior Unsecured Notes, except that the New Unsecured Notes are freely transferable. The registration statement was declared effective by the SEC on June 17, 2005 and promptly thereafter, the Company commenced an exchange offer, pursuant to which holders of the Original Senior Unsecured Notes were able to exchange Original Senior Unsecured Notes for the New Unsecured Notes. The New Unsecured Notes evidence the same debt as the Original Senior Unsecured Notes, are entitled to the benefits of the indenture governing the Original Senior Unsecured Notes and are treated under the indenture as a single class with the Original Senior Unsecured Notes. In July 2005, the Company completed the exchange offer with 100% of the Original Senior Unsecured Notes being exchanged for New Unsecured Notes.
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
     The Senior Unsecured Notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no significant restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.

     The indenture governing the Senior Unsecured Notes contains various customary affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on the Company’s ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company’s ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; restrictions on the Company’s ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.
     Convertible Subordinated Notes Payable
     On the Effective Date, the Company issued $45,211,000 aggregate principal amount of 6.5% Convertible Subordinated Notes due 2008 in accordance with the terms of the Plan. The convertible subordinated notes had features that allowed the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242 per share. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the notes until further notice in accordance with the terms of the notes. At December 31, 2004, the deferred interest payments amounted to $4,753,000 and are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
     On June 30, 2005, the Company redeemed $30,812,000 aggregate principal amount of its 6.5% Convertible Subordinated Notes for cash at 100% of their principal amount together with approximately $4,347,000 in accrued and unpaid interest. Prior to the effective time of the redemption, holders of notes representing approximately $14,399,000 of aggregate principal amount elected to convert the principal amount of their notes together with approximately $2,031,000 of accrued and unpaid interest into 59,503 shares of the Company’s common stock. The note redemption was funded using a portion of the proceeds from the offering of the Senior Unsecured Notes.
     Immediately prior to the above redemption and conversion, the unamortized deferred financing costs related to the issuance of the 6.5% Convertible Subordinated Notes was approximately $471,000. Upon redemption of such notes, the Company charged to interest expense the pro rata portion of the remaining balance of the unamortized debt issuance costs, which was $320,000 at June 30, 2005. The pro rata portion of the remaining balance of the unamortized debt issuance costs related to the notes which were converted amounted to approximately $151,000 and is reflected as a reduction in additional paid in capital at June 30, 2005.
     At June 30, 2005, the Company had approximately $7,089,000 of unpaid principal plus $1,000,000 of accrued interest of its redeemed Convertible Subordinated Notes included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Such amounts are expected to be paid in 2005.
5. Floor Plan Payable
     During the six months ended June 30, 2005, the Company entered into equipment floor plan arrangements with CNH Capital America LLC, an affiliate of Case Corporation, for Case equipment and with LBX Company LLC for Link-Belt equipment. The terms of these arrangements generally include up to six months interest free payment terms followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twenty-four months from the invoice date. Additionally, the Company is required to pay curtailments on equipment that is placed in the

Company’s rental fleet, based upon the original cost of the equipment and hourly usage. Curtailments are applied against the outstanding principal of the equipment obligation. The floor plan obligations are collateralized by the specific equipment. The Company entered into the floor plan arrangements with the manufacturers during the six months ended June 30, 2005. At June 30, 2005, the Company had approximately $6,100,000 outstanding under the floor plan obligations, which is included in accounts payable in the accompanying condensed consolidated balance sheets.
6. Reorganization Items, Net
     Reorganization income of $180,000 for the six months ended June 30, 2005 resulted from changes in estimates related to accrued professional fees related to the Company’s emergence from bankruptcy.
7. Taxes
     The Company’s provision for income taxes was zero in the three and six months ended June 30, 2005 and 2004. The Company’s calculation of its provision for income taxes takes into account the geographical distribution of the Company’s taxable income for state purposes and changes to the Company’s valuation allowance for deferred tax assets for federal and state purposes and, therefore, results in a significantly different provision for income taxes than would be obtained by applying the federal statutory tax rate of 35% to the Company’s pre-tax income (loss). The provision for income taxes is zero, primarily as a result of the net operating loss carryforwards.
8. Restricted Stock
     In June 2003, the Company adopted a restricted stock plan (the “Restricted Stock Plan”), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company’s Board of Directors or any committee thereof (if so delegated by the Board) shall determine. The Company accounts for restricted stock awards in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
     As of June 30, 2005, there were an aggregate of 128,909 Shares of restricted stock outstanding which were valued at $71.59 per share at the time of issuance to certain of its officers and directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheets. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting period of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognized compensation expense for these shares as they vest and accordingly recognized expense of $214,000 and $212,000 during the three months ended June 30, 2005 and 2004, respectively. The Company recognized compensation expense for these shares of approximately $426,000 and approximately $3,081,000 during the six months ended June 30, 2005 and 2004, respectively. Compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

9. Rental Equipment, net
     Rental equipment, net consists of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Rental equipment	$666,645	$508,664
Less: accumulated depreciation	(180,834)	(140,488)

Rental equipment, net	$485,811	$368,176

10. Property and Equipment, net
     Property and equipment, net consists of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Land, buildings and building improvements	$6,673	$6,673
Leasehold improvements	36,840	35,342
Vehicles	38,033	32,795
Furniture, fixtures and office equipment	14,268	10,012
Shop equipment	4,423	4,103
Construction in progress	1,102	2,350

	101,339	91,275
Less: accumulated depreciation and amortization	(34,517)	(29,283)

Property and equipment, net	$66,822	$61,992

     At June 30, 2005 and December 31, 2004, construction in progress included approximately $562,000 and $2,000,000 of software related costs and approximately $11,000 and $94,000 of capitalized interest, respectively.
11. Related Party Transactions
     In June 2005, in connection with the Company’s redemption of its 6.5% Convertible Subordinated Promissory Notes due 2008, the Company redeemed approximately $17,713,000 principal amount of such notes for cash at 100% of their principal amount together with approximately $2,500,000 of accrued and unpaid interest from certain entities affiliated with The Baupost Group, L.L.C. (the “Baupost Group”).
     In June 2005, in connection with the Company’s redemption of its 6.5% Convertible Subordinated Promissory Notes due 2008, the Company redeemed approximately $2,844,000 principal amount of such notes for cash at 100% of their principal amount together with approximately $401,000 of accrued and unpaid interest from Phoenix Rental Partners, LLC.
     In November 2003, the Company created a limited housing assistance program for certain of its non-executive officers, which consisted of certain short-term bridge loans and long-term loans to assist with relocation to Ft. Lauderdale, Florida. In the first quarter of 2005, the remaining outstanding short-term bridge loan under this program was repaid. The aggregate remaining outstanding balance of the three long-term loans under such program was approximately $2,373,000 and $2,509,000 at June 30,

2005 and December 31, 2004, respectively. These amounts are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
     In 2005, the Baupost Group provided consulting and advisory services primarily related to our business acquisition. As a result of these services, the Company has paid fees of approximately $101,000 in May 2005. The fees related to the business acquisition are reflected as part of the purchase price. See Note 3 – “Business Acquisition.”

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes.
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
     Our results of operations for the first six months of 2005 continue to reflect several key initiatives launched during 2003 that were designed to improve our profitability and leverage our infrastructure over the next several years. They include:
•	focusing on diversifying our revenue mix to increase sales of new and used equipment, in-shop and on-site maintenance and repairs for our customers, and sales of parts and merchandise;

•	implementing a new incentive compensation plan for our sales people that rewards higher volumes of revenue at higher margins; and

•	focusing on strengthening our relationships with key manufacturers to leverage pricing and payment terms, service and manufacturer training.
     In the first six months of 2005 as compared to the same period in 2004, we achieved growth in both rental and non-rental revenue. The growth was driven by an improved industry environment and our key initiatives. Non-rental revenue accounted for the majority of the overall revenue growth as higher volume and better pricing drove increases in new and used equipment sales. The higher volume of sales was largely the result of continuing to re-emphasize sales of equipment through training, targeted incentive compensation programs and increasing inventories of equipment held for sale.
     Rental revenue grew in the first six months of 2005 as compared to the same period in 2004 partly as a result of the increase in the average first cost of our rental fleet, which is the purchase price paid for the equipment, and partly due to increased utilization of our rental fleet. The average first cost of our rental fleet increased by approximately 1.6% to $951.7 million in the first half of 2005 as compared to the same period in 2004.
     We believe better pricing for sales and rentals is, in part, a function of industry and economic conditions. Increased non-residential construction activity in the first half of 2005 as compared to the same period in 2004 and continued strong demand for construction equipment in the U.S. market, relative to supply, has led to a greater demand for our services which, in turn, has had a positive impact on the revenue we generate from rentals, and from sales of new and used equipment.

     One of our channels for disposing of used equipment is through auctions and therefore, we have benefited from a trend of increasing auction prices year over year.
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
     Worldwide price increases for steel in 2004 led to an increase in our equipment costs from some manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, rental rates and the resale value of used equipment will continue to rise, thereby offsetting much of the increased equipment costs. If construction activity begins to weaken and competition intensifies, however, we cannot be certain that we will be able to continue to offset increased equipment costs through price increases or to continue to maintain existing pricing.
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
     In connection with our emergence from bankruptcy, we determined the fair value of our assets and liabilities pursuant to the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The excess of the fair value of our assets, net of the fair value of our liabilities, over our reorganization value (negative goodwill) at the Effective Date was recorded as a pro rata reduction of the carrying value of our long-lived assets in accordance with SFAS No. 141, “Business Combinations.” Accordingly, on the Effective Date, our rental fleet and property and equipment was written down by approximately 44% below fair value, representing a write-down of approximately $179.1 million and $34.4 million, respectively.
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
     These favorable effects on our results of operation will continue until all of the assets written down have been sold, disposed or fully depreciated. We expect that most of the rental assets written down in 2003 will be disposed of in the ordinary course of business through 2010. As the assets continue to be depreciated and sold off the impact will diminish. These impacts are discussed individually in the review of our results of operations which follows.
Results of Operations
Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

			Variance
	Three Months Ended June 30,		favorable/(unfavorable)
	2005	2004	$	%
		(dollars in thousands)
Revenue:
Equipment rentals	$123,389	$116,465	$6,924	5.9%
Sales of rental equipment	31,020	15,183	15,837	104.3%
Sales of new equipment	12,198	6,363	5,835	91.7
Sales of merchandise, service, parts and supplies	7,059	6,131	928	15.1

Total revenue	173,666	144,142	29,524	20.5

Cost of revenue:
Cost of equipment rentals	64,104	60,483	(3,621)	(6.0)
Rental equipment and vehicle depreciation	32,790	27,782	(5,008)	(18.0)
Cost of sales of equipment, merchandise, service, parts and supplies	27,906	16,786	(11,120)	(66.2)

Total cost of revenue	124,800	105,051	(19,749)	(18.8)

Gross profit:
Gross profit on equipment rentals	26,495	28,200	(1,705)	(6.1)
Gross profit on sales of equipment, merchandise, service, parts and supplies	22,371	10,891	11,480	105.4

Total gross profit	48,866	39,091	9,775	25.0

Operating expenses:
Selling, general and administrative expenses	32,283	28,534	(3,749)	(13.1)
Other depreciation and amortization	2,109	1,675	(434)	(25.9)

Operating income	14,474	8,882	5,592	63.0

Interest expense, net	9,948	7,771	(2,177)	(28.0)
Other, net	(624)	(96)	528	550.0

	9,324	7,675	(1,649)	(21.5)

Net income	$5,150	$1,207	$3,943	326.7%

     Revenue. Equipment rentals revenue was impacted positively in the second quarter of 2005 as compared to the same period in 2004 primarily by improved pricing and higher deployment, which resulted from:
•	a period-over-period improvement in non-residential construction activity;

•	continued strong demand for our equipment;

•	increased investment through the purchase of new fleet and repair of older fleet.
     Utilization for the second quarter of 2005 was 50.5% compared to 49.8% for the same period in 2004. We believe that higher deployment and better pricing were the key factors in the increase. Utilization, measured as total rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as an approximate measure of financial return on the investment in our rental fleet. For equipment acquired new or used, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is the estimated fair value of such equipment.
     The primary drivers for the increase in sales of equipment are described above in the “Overview.”
     Gross profit. Gross profit margin on equipment rentals, including rental equipment and vehicle depreciation, decreased from 24.2% in the second quarter of 2004 to 21.5% in the same period in 2005.
     Gross profit on equipment rentals was negatively impacted primarily by an increase in depreciation expense as a result of replacing fully depreciated older rental fleet and fleet that was written down as a result of Fresh-Start Reporting with new rental fleet.
     Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 39.4% for the second quarter of 2004 to 44.5% for the same period in 2005. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.
     Gross profit on rental equipment sales was positively impacted primarily by:
•	continued improvement in pricing; and

•	a greater volume of sales through retail channels, which yield higher margins, versus auction channels.
     In addition, our gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the effect of fresh-start reporting ($ in thousands):

	Three months ended June 30,
	2005		2004
Gross profit	$18,633	60.1%	$7,370	48.5%
Write-down on Effective Date(1)	(11,017)		(6,356)
Additional depreciation expense(2)	9,055		2,922

Net change resulting from fresh-start	(1,962)		(3,434)
Normalized gross profit	$16,671	53.7%	$3,936	25.9%

(1) Represents the write-down on the Effective Date as a result of fresh start reporting on the rental fleet sold in the respective periods.

(2) Represents the additional depreciation expense on the rental fleet sold in the respective periods that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.
     Operating expenses. Operating expenses were negatively impacted in the second quarter of 2005 as compared to the same period in 2004 primarily by:

•	a $2.6 million increase in compensation and sales commissions related to our increased revenue and an incentive compensation plan supporting our key initiatives; and

•	a $1.7 million increase in bad debt expense as a result of an increase in sales as well as in 2004, the Company reduced the allowance for doubtful accounts as a result of improved collections.
     Partially offsetting the increase in operating expenses was a $1.2 million decrease in compensation expense that reflects the vesting of fewer restricted stock awards in the second quarter of 2005 as compared to the same period in 2004.
     Selling, general and administrative expenses as a percentage of total revenue were 18.6% and 19.8% in the second quarter of 2005 and 2004, respectively.
     Interest Expense, net. The increase in interest expense in the second quarter of 2005 as compared to the same period in 2004 primarily relates to:
•	interest accruing on our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005; and
•	the write off of deferred financing costs related to our 6.5% Convertible Subordinated Promissory Notes due 2008 which were redeemed in June 2005.
     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

			Variance
	Six Months Ended June 30,		Favorable/(Unfavorable)
	2005	2004	$	%
	(unaudited)
	(dollars in thousands)
Revenue:
Equipment rentals	$223,854	$209,547	$14,307	6.8%
Sales of rental equipment	56,311	31,919	24,392	76.4
Sales of new equipment	20,885	11,633	9,252	79.5
Sales of merchandise, service, parts and supplies	13,154	11,066	2,088	18.9

Total revenue	314,204	264,165	50,039	18.9

Cost of revenue:
Cost of equipment rentals	126,774	120,067	(6,707)	(5.6)
Rental equipment and vehicle depreciation	63,269	56,634	(6,635)	(11.7)
Cost of sales of equipment, merchandise, service, parts and supplies	49,802	34,295	(15,507)	(45.2)

Total cost of revenue	239,845	210,996	(28,849)	(13.7)

Gross profit:
Gross profit on equipment rentals	33,811	32,846	965	2.9
Gross profit on sales of equipment, merchandise, service, parts and supplies	40,548	20,323	20,225	99.5

Total gross profit	74,359	53,169	21,190	39.9

Operating expenses:
Selling, general and administrative expenses	61,551	53,232	(8,319)	(15.6)
Other depreciation and amortization	3,993	3,836	(157)	(4.1)

Operating income (loss)	8,815	(3,899)

Interest expense, net	17,779	15,409	(2,370)	(15.4)

			Variance
	Six Months Ended June 30,		Favorable/(Unfavorable)
	2005	2004	$	%
	(unaudited)
	(dollars in thousands)
Reversal of pre-petition tax liabilities	(98)	—	98	—
Other, net	(1,060)	(228)	832	364.9

	16,621	15,181	(1,440)	(9.5)

Loss before reorganization items	(7,806)	(19,080)	11,274	59.1
Reorganization items, net	(180)	—	180	—

Net Loss	$(7,626)	$(19,080)	$11,454	60.0%

     Revenue. Revenue from equipment rentals was positively impacted for the first six months of 2005 compared to the same period of 2004 primarily by improved pricing and higher deployment, which resulted from:
•	a period-over-period improvement in non-residential construction activity;

•	a continued strong demand for our equipment;

•	increased investment through the purchase of new fleet and repair of old fleet.
     Utilization for the first six months of 2005 was 47.0% compared to 44.7% for the same period in 2004. We believe that the better pricing as discussed above was the key factor in the increase.
     The primary drivers for the increase in sales of equipment are described above in the “Overview.”
     Gross profit. Gross profit margin on equipment rentals, including rental equipment and vehicle depreciation, decreased from 15.7% in the first six months of 2004 to 15.1% for the same period in 2005.
     Gross profit on equipment rentals was negatively impacted primarily by an increase in depreciation expense as a result of replacing fully depreciated older rental fleet and fleet that was written down as a result of Fresh-Start Reporting with new rental fleet.
     Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 37.2% for the first six months of 2004 to 44.9% for the same period in 2005. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.
     Gross profit on rental equipment sales was positively impacted primarily by:
•	continued improvement in pricing; and

•	a greater volume of sales through retail channels, which yield higher margins, versus auction channels.

     In addition, our gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the effect of fresh-start reporting ($ in thousands):

	Six months ended June 30,
	2005		2004
Gross profit	$33,249	59.0%	$14,331	44.9%
Write-down on Effective Date(1)	(19,089)		(14,468)
Additional depreciation expense(2)	15,300		5,656

Net change resulting from fresh-start	(3,789)		(8,812)
Normalized gross profit	$29,460	52.3%	$5,519	17.3%

(1) Represents the write-down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective periods.

(2) Represents the additional depreciation expense on the rental fleet sold in the respective periods that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.
     Operating expenses. Operating expenses were negatively impacted in the first six months of 2005 as compared to the same period in 2004 primarily by:
•	a $5.2 million increase in compensation and sales commissions expense related to our increase in revenue and an incentive compensation plan supporting our key initiatives;

•	a $1.3 million increase in bad debt expense primarily as a result of the increase in sales; and

•	a $2.5 million increase in various consulting and professional fees primarily for outside services related to our 2004 audit.
     The increase in operating expenses was partially offset by a $2.7 million decrease in compensation expense that reflects the vesting of fewer restricted stock awards in the first six months of 2005 as compared to the same period in 2004.
     Selling, general and administrative expenses as a percentage of total revenue were 19.6% and 20.2% for the first six months of 2005 and 2004, respectively.
Liquidity and Capital Resources
     In our statements of cash flows included elsewhere in this report, cash flows from operations do not include purchases of rental equipment and proceeds from the sale of rental equipment, which are included in cash flows from investing activities. When evaluating our cash flow it is important to consider cash flows from the purchase and sale of our rental equipment in conjunction with operating cash flow. Purchasing and selling rental fleet is an integral part of our business and failure to consider cash flows from these activities would not accurately reflect the operating cash needs of our business.
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

     From 1998 through 2000, we purchased a substantial amount of rental equipment as we rapidly grew our rental fleet. Our financial difficulties before and during our Chapter 11 reorganization restricted our ability to replace rental fleet assets in 2001, 2002 and early 2003. As a result, when we emerged from our reorganization in 2003, a portion of our rental fleet had not been replaced and maintained on normal cycles. While we have repaired and replaced a portion of this fleet since that time, we have approximately $100.0 million in expected replacement cost of fleet still remaining from those earlier model years. We expect to replace this fleet over the course of the next three to four years.
     In connection with the completion of our reorganization, certain of our current stockholders invested $80.0 million through the purchase of a combination of common stock, preferred stock and convertible subordinated notes. These funds, along with funds obtained from our credit facility, were used to pay the costs of our reorganization, to purchase rental fleet previously financed under leases, and for general working capital purposes. In October 2003, we issued $250.0 million in senior secured notes and used the net proceeds to fund the purchase of new and replacement rental fleet, and to retire then existing other indebtedness. In April 2005, we issued $150.0 million in senior unsecured notes and used the net proceeds for general corporate purposes and to redeem a portion of our outstanding convertible subordinated notes. Detailed descriptions of our Credit Facility, Senior Secured Notes and Senior Unsecured Notes are included in the discussion under “Debt and Other Obligations” which follows.
     Our historical sources of cash have been cash generated from operations, proceeds from the sale of rental equipment, borrowings under credit facilities, and proceeds from the issuance of debt and equity securities.
Cash Flows
     In the first six months of 2004, we generated cash from operations of $55.0 million and cash from the sale of rental equipment and vehicles of $32.6 million. Our capital expenditures in such period were principally for purchases of $85.8 million of new and replacement rental equipment and purchases and improvements of $8.5 million for other property and equipment.
     In the first six months of 2005, we had sufficient cash on hand and cash generated from operations and financing activities to meet our cash needs. We generated cash from operations of $55.0 million and cash from the sale of rental equipment and vehicles of $56.3 million. Our capital expenditures in such period were principally for purchases of $196.5 million of new and replacement rental equipment, purchases and improvements of $11.5 million for other property and equipment, and the acquisition of a business for $6.7 million. Additionally, we purchased $28.9 million of marketable securities during the period. We generated cash from financing activities of $119.8 million primarily the result of proceeds of $144.0 million from the senior unsecured debt issuance, net of issuance costs, which was partially offset by the $23.7 million redemption of convertible notes. As of July 31, 2005, we had no borrowings under our credit facility, and our availability under this facility was $57.3 million, after taking into account $24.4 million of outstanding letters of credit.
Adequacy of Capital Resources
     Our sources of cash over the next twelve months are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment and borrowings under our credit facility.

     Our uses of cash over the next twelve months are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service. We are currently planning rental equipment expenditures over the next twelve months, net of proceeds from sales of rental equipment, of between $90.0 million and $115.0 million. We estimate that capital expenditures for non-rental assets over the next twelve months will range between $15.0 million and $25.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.
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
     In addition, we used $35.1 million of the proceeds from the offering of our Senior Unsecured Notes to redeem $30.8 million aggregate principal amount of our 6.5% Convertible Subordinated Notes due 2008 plus accrued and unpaid interest of $4.3 million, of which, $8.1 million was unpaid as of June 30, 2005.
     We believe we can fund our planned business activities during the next twelve months with a combination of cash on hand, cash generated from operations, proceeds from the sale of rental equipment and funds from our credit facility.
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
     In April 2004, we filed a registration statement on Form S-4 (Registration No. 333-114115), as amended, with the SEC with respect to the 9.5% senior secured notes (the “New Notes,” and together with the Original Senior Secured Notes, the “Senior Secured Notes”) that have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The registration statement was declared effective by the SEC in July 2004 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Senior Secured Notes were able to exchange Original Senior Secured Notes for the New Notes. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and will be treated under the indenture as a single class with the Original Senior Secured Notes. In September 2004, we completed the exchange offer with 100% of the Original Senior Secured Notes being exchanged for New Notes.
     We can redeem all of the Senior Secured Notes on or after October 15, 2007. We may also redeem up to 35% of the notes prior to October 15, 2006 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption.

     The Senior Secured Notes were issued by NationsRent Companies, Inc. and are guaranteed by all of our direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no significant restrictions on our ability to obtain funds from our subsidiaries.
     The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our rental equipment (other than titled vehicles), subject to certain permitted liens and certain other liens. We are required to certify each December and June during the term of the Senior Secured Notes that our collateral value coverage ratio is at least 2.0 to 1.0. At June 30, 2005, we were in compliance with this requirement.
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
     On April 14, 2005, we launched a consent solicitation seeking the consent of the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes to allow us to redeem all of our outstanding 6.5% Convertible Subordinated Notes due 2008. On April 20, 2005, we received the requisite number of consents and on April 26, 2005 entered into a supplemental indenture to effect the amendment. In June 2005, we redeemed our convertible subordinated notes using a portion of the proceeds of our offering of Senior Unsecured Notes. See—“Senior Unsecured Notes.”
     Credit Facility. In June, 2003, we entered into a senior secured revolving credit facility (the “Credit Facility”) with an aggregate commitment of up to $150.0 million with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan of Reorganization, to pay transaction expenses incurred in connection therewith and to refinance the Company’s then existing indebtedness. In October 2003, we amended and restated the Credit Facility to reduce the aggregate commitments to up to $75.0 million (including a $30.0 million sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of the Senior Secured Notes. In December 2004, we entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. In April 2005, we amended and restated the Credit Facility (the “Amended and Restated Credit Facility”) to, among other things, increase the availability from $75.0 million up to $100.0 million (including a $40.0 million sub-limit for letters of credit) and extend the maturity of the facility to April 2010.
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
     The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance our ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) finance our other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At June 30, 2005, we were in compliance with this requirement.
     Senior Unsecured Notes. On April 26, 2005, we completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015 (the “Original Senior Unsecured Notes”). We will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. We used a portion of proceeds from the offering to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008 that had not been converted and we will use the remaining net proceeds from the offering for general corporate purposes
     In June 2005, we filed a registration statement on Form S-4 (Registration No. 333-125519) with the SEC with respect to the 9.5% senior unsecured notes (the “New Unsecured Notes,” and together with the Original Senior Unsecured Notes, the “Senior Unsecured Notes”) that have substantially identical terms as the Original Senior Unsecured Notes, except that the New Unsecured Notes are freely transferable. The registration statement was declared effective by the SEC on June 17, 2005 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Senior Unsecured Notes were able to exchange Original Senior Unsecured Notes for the New Unsecured Notes. The New Unsecured Notes evidence the same debt as the Original Senior Unsecured Notes, are entitled to the benefits of the indenture governing the Original Senior Unsecured Notes and are treated under the indenture as a single class with the Original Senior Unsecured Notes. In July 2005, the Company completed the exchange offer with 100% of the Original Senior Unsecured Notes being exchanged for new Unsecured Notes.
     We may redeem all of the Senior Unsecured Notes on or after May 1, 2010. We may also redeem up to 35% of the Senior Unsecured Notes prior to May 1, 2009 with the net proceeds of an equity offering at 109.5% of their principal amount, plus accrued interest; provided that at least 65% of the aggregate principal amount of the notes issued must remain outstanding after such redemption.
     The Senior Unsecured Notes were issued by NationsRent Companies, Inc. and are guaranteed by all of its direct and indirect subsidiaries. NationsRent Companies, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no other subsidiaries other than the guarantors. There are no significant restrictions on the ability of NationsRent Companies, Inc. to obtain funds from its subsidiaries.
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

     We used $35.1 million of the proceeds from the offering of the Senior Unsecured Notes to redeem $30.8 million aggregate principal amount of our 6.5% Convertible Subordinated Notes due 2008 plus accrued and unpaid interest of $4.3 million, of which, $8.1 million was unpaid as of June 30, 2005. Upon redemption of such notes, we wrote off the remaining balance of unamortized debt issuance costs related to the issuance of such notes, which was $320,000 at June 30, 2005. Prior to the effective time of the redemption, holders of notes representing approximately $14.4 million of aggregate principal amount elected to convert the principal amount of their notes together with approximately $2.0 million of accrued and unpaid interest into 59,503 shares of our common stock. Upon conversion of such notes, approximately $151,000 of unamortized debt issuance costs related to the issuance of such notes is reflected as a reduction in additional paid in capital at June 30, 2005.
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
     When we purchase new rental equipment, the depreciation related to such equipment may contribute to near-term margin decline because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the purchase of rental equipment may reduce our operating margins during a start-up period.
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
     There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described below and elsewhere in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC, and include, among others:
•	Since emerging from bankruptcy, we have not yet achieved positive operating income on an annual basis. Future operating losses may decrease our cash flow which would limit our ability to reinvest in our business, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations.

•	Our substantial level of indebtedness could materially adversely affect our ability to execute our business strategy.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and affect our cash flows and profitability.

•	Because all of our existing leases for our NationsRent at Lowe’s locations expire on the same date in October 2008, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at or around the same time.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

•	Although we are actively negotiating to establish dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

•	We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

•	Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

•	Our adoption of fresh-start reporting and related accounting rules may limit your ability to accurately compare our financial results.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At June 30, 2005, we did not have any variable rate debt outstanding.
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

PART II — OTHER INFORMATION
Item 6: Exhibits
     (a) Exhibits:

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003 *(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.12	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.13	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)
3.6	By-Laws of the Company(1)
3.7	Certificate of Incorporation of NationsRent, Inc.(1)
3.8	By-Laws of NationsRent, Inc.(1)
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation(1)
3.10	By-Laws of Las Olas Fourteen Corporation(1)
3.11	Certificate of Incorporation of Las Olas Twelve Corporation(1)
3.12	By-Laws of Las Olas Twelve Corporation(1)
3.13	Certificate of Incorporation of NRGP, Inc., as amended(1)
3.14	By-Laws of NRGP, Inc.(1)
3.15	Certificate of Incorporation of NationsRent USA, Inc.(1)
3.16	By-Laws of NationsRent USA, Inc.(1)
3.17	Certificate of Incorporation of NationsRent West, Inc.(1)
3.18	By-Laws of NationsRent West, Inc.(1)
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended(1)
3.20	By-Laws of Logan Equipment Corp.(1)
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.(1)
3.22	By-Laws of NationsRent Transportation Services, Inc.(1)
3.23	Articles of Incorporation of BDK Equipment Company, Inc.(1)
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.(1)
3.25	Certificate of Incorporation of NR Delaware, Inc.(1)
3.26	By-Laws of NR Delaware, Inc.(1)
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP(1)
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP(1)

Exhibit Number	Description

3.29	Certificate of Formation of NationsRent Dealer Group, LLC(6)
3.30	Limited Liability Company Agreement of NationsRent Dealer Group, LLC(6)
4.1	Form of 9.5% Senior Secured Notes due 2010(1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company’s 9.5% Senior Secured Notes due 2010(1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company’s 9.5% Senior Unsecured Notes due 2015(5)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor’s Liquidating Trust(1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor’s Liquidating Trust(1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)
10.4	Stockholders’ Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5	First Amendment to Stockholders’ Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5.1	Second Amendment to Stockholders’ Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)
10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)

Exhibit Number	Description

10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)
10.13	Form of Key Employee Housing Assistance Program(1)
10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and Nations Rent USA, Inc.(1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe’s Companies, Inc.(1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)

Exhibit Number	Description

10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(7)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)
Dated: August 15, 2005	By:	/s/ Thomas J. Putman
		Name:	Thomas J. Putman
		Title:	President and Chief Executive Officer

Dated: August 15, 2005	By:	/s/ Thomas J. Hoyer
		Name:	Thomas J. Hoyer
		Title:	Executive Vice President and Chief Financial Officer

Dated: August 15, 2005	By:	/s/ Robert W. Schiller
		Name:	Robert W. Schiller
		Title:	Vice President and Controller

Exhibits Index

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003 *(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.12	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.13	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)
3.6	By-Laws of the Company(1)
3.7	Certificate of Incorporation of NationsRent, Inc.(1)
3.8	By-Laws of NationsRent, Inc.(1)
3.9	Certificate of Incorporation of Las Olas Fourteen Corporation(1)
3.10	By-Laws of Las Olas Fourteen Corporation(1)
3.11	Certificate of Incorporation of Las Olas Twelve Corporation(1)
3.12	By-Laws of Las Olas Twelve Corporation(1)
3.13	Certificate of Incorporation of NRGP, Inc., as amended(1)
3.14	By-Laws of NRGP, Inc.(1)
3.15	Certificate of Incorporation of NationsRent USA, Inc.(1)
3.16	By-Laws of NationsRent USA, Inc.(1)
3.17	Certificate of Incorporation of NationsRent West, Inc.(1)
3.18	By-Laws of NationsRent West, Inc.(1)
3.19	Certificate of Incorporation of Logan Equipment Corp., as amended(1)
3.20	By-Laws of Logan Equipment Corp.(1)
3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.(1)
3.22	By-Laws of NationsRent Transportation Services, Inc.(1)
3.23	Articles of Incorporation of BDK Equipment Company, Inc.(1)
3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.(1)
3.25	Certificate of Incorporation of NR Delaware, Inc.(1)
3.26	By-Laws of NR Delaware, Inc.(1)
3.27	Certificate of Limited Partnership of NationsRent of Texas, LP(1)
3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP(1)
3.29	Certificate of Formation of NationsRent Dealer Group, LLC(6)
3.30	Limited Liability Company Agreement of NationsRent Dealer Group, LLC(6)
4.1	Form of 9.5% Senior Secured Notes due 2010(1)

Exhibit Number	Description

4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company’s 9.5% Senior Secured Notes due 2010(1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company’s 9.5% Senior Unsecured Notes due 2015(5)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor’s Liquidating Trust(1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor’s Liquidating Trust(1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)
10.4	Stockholders’ Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5	First Amendment to Stockholders’ Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5.1	Second Amendment to Stockholders’ Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)
10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)

Exhibit Number	Description

10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)
10.13	Form of Key Employee Housing Assistance Program(1)
10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and Nations Rent USA, Inc.(1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe’s Companies, Inc.(1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)

Exhibit Number	Description

10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(7)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.