Form 10-Q
period 2005-09-30
NATIONSRENT COMPANIES INC
filed 2005-11-15
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

Commission file number 333-114115

NATIONSRENT COMPANIES, INC.
(Exact name of registrant as specified in the charter)

Delaware	14-1875911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

450 East Las Olas Blvd., Suite 1400, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

(954)760-6550
(Registrant’s telephone number including area code)

Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |_| No |X| Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes |_| No |X|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of October 31, 2005, there were 1,729,091 shares of common stock, $0.01 par value, outstanding.

DRAFT 11/11/05

NATIONSRENT COMPANIES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION	1
Item 1: Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
December 31, 2004	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months
Ended September 30, 2005 and 2004	2
Unaudited Condensed Consolidated Statements of Operations for the Nine Months
Ended September 30, 2005 and 2004	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and 2004	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations	16
Item 3: Quantitative and Qualitative Disclosures About Market Risk	30
Item 4: Controls and Procedures	31
PART II - OTHER INFORMATION	32
Item 4: Submission of Matters to a Vote of Security Holders	31
Item 6: Exhibits	32
Signatures	37
Certifications	43

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$ 30,591	$ 40,625
Marketable securities	33	--
Accounts receivable, net	97,303	79,974
Inventories, net	60,696	36,682
Prepaid expenses and other assets	14,879	12,885
Debt issuance costs, net	6,952	6,764
Rental equipment, net	506,653	368,176
Property and equipment, net	76,379	61,992
Goodwill	307	--
Intangible assets, net	8,160	8,263

Total Assets	$ 801,953	$ 615,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 128,821	$ 81,087
Accrued compensation and related taxes	13,409	15,742
Accrued insurance claims	17,038	16,001
Accrued expenses and other liabilities	40,986	28,931
Debt (Notes 4 and 11)	389,649	288,881

Total Liabilities	589,903	430,642

Commitments and Contingencies
Stockholders' Equity:
Preferred stock-- $0.01 par value, 1,000,000 shares authorized,
Series A, $72,002 liquidation preference, 72,002 shares issued
and outstanding at September 30, 2005 and December 31, 2004	1	1
Common stock-- $0.01 par value, 3,000,000 shares authorized,
1,729,091 and 1,669,588 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	17	17
Additional paid-in capital	217,239	200,960
Deferred stock compensation	(637)	(1,164)
Accumulated deficit	(4,570)	(15,095)

Total Stockholders' Equity	212,050	184,719

Total Liabilities and Stockholders' Equity	$ 801,953	$ 615,361

        The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Revenue:
Equipment rentals	$135,927	$132,500
Sales of equipment, merchandise, service, parts and supplies	53,447	33,343

Total revenue	189,374	165,843

Cost of revenue:
Cost of equipment rentals	66,265	64,093
Rental equipment and vehicle depreciation	29,562	30,216
Cost of sales of equipment, merchandise, service, parts and supplies	30,317	20,212

Total cost of revenue	126,144	114,521

Gross profit	63,230	51,322
Operating expenses:
Selling, general and administrative expenses	32,369	29,142
Other depreciation and amortization	2,068	1,436

Operating income	28,793	20,744

Other (income) expense:
Interest expense, net	10,194	7,649
Increase in (reversal of) pre-petition tax liabilities	18	(893)
Other, net	110	(103)

Income before provision for income taxes	18,471	14,091
Provision for income taxes	322	--

Net income	$18,149	$14,091

        The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenue:
Equipment rentals	$359,780	$342,047
Sales of equipment, merchandise, service, parts and supplies	143,797	87,961

Total revenue	503,577	430,008

Cost of revenue:
Cost of equipment rentals	193,038	184,160
Rental equipment and vehicle depreciation	92,830	86,851
Cost of sales of equipment, merchandise, service, parts and supplies	80,119	54,507

Total cost of revenue	365,987	325,518

Gross profit	137,590	104,490
Operating expenses:
Selling, general and administrative expenses	93,920	82,374
Other depreciation and amortization	6,061	5,271

Operating income	37,609	16,845

Other (income) expense:
Interest expense, net	27,973	23,058
Reversal of pre-petition tax liabilities	(80)	(893)
Other, net	(949)	(331)

Income (loss) before reorganization items and provision for income taxes	10,665	(4,989)
Reorganization items, net	(180)	--

Income (loss) before provision for income taxes	10,845	(4,989)
Provision for income taxes	322	--

Net income (loss)	$10,523	$(4,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,523	$(4,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,891	92,083
Provision for doubtful accounts	5,245	2,851
Non-cash reorganization items	(180)	--
Amortization of deferred stock compensation	527	3,418
Amortization of deferred issuance costs and debt discount	2,529	2,163
Loss on disposal of non-rental equipment	682	1,295
Gain on disposal of rental equipment	(49,369)	(22,525)
Changes in operating assets and liabilities:
Accounts receivable	(22,042)	(14,805)
Inventories	(24,002)	(1,378)
Prepaid expenses and other assets	(1,993)	(317)
Accounts payable	47,733	21,971
Accrued expenses and other liabilities	11,823	17,247
Income taxes payable	318	(65)

Net cash provided by operating activities	80,685	96,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(7,417)	--
Change in marketable securities	(29)	--
Purchases of rental equipment	(257,945)	(150,432)
Purchases of property and equipment	(24,489)	(11,940)
Proceeds from disposal of rental equipment and vehicles	85,772	50,116

Net cash used in investing activities	(204,108)	(112,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	150,000	--
Redemption of convertible notes	(29,983)	--
Payment of debt issuance costs	(6,140)	(964)
Repayments of debt	(488)	(972)

Net cash provided by (used in) financing activities	113,389	(1,936)

Net decrease in cash and cash equivalents	(10,034)	(17,243)
Cash and cash equivalents, beginning of period	40,625	48,644

Cash and cash equivalents, end of period	$30,591	$31,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,296	$12,027

Cash paid for income taxes	$46	$30

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under financial obligations	$--	$1,648

Issuance of restricted stock	$--	$196

Issuance of common stock on conversion of convertible notes and accrued interest	$16,430	$--

Reclassification of redeemed convertible notes to accrued expenses	$829	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

         Restatements

        The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been restated for the matters described in the Company’s Quarterly Report on Form 10-Q/A, for the period ended September 30, 2004 as filed with the United States Securities and Exchange Commission (“SEC”) in March 2005. The accompanying unaudited condensed consolidated financial statements included in this report reflect such restatements.

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

         Impact of Recently Issued Accounting Standards

        In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period”.  The FSP concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessed asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of this FSP for operating lease arrangements entered into prior to the effective date of this FSP. The Company does not expect the adoption of this FSP to have any impact on the financial condition or results of operations as the Company has been recognizing rental costs incurred during a construction period as rental expense.

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.

        In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or the term of the lease, including renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not expect that the adoption of EITF 05-6 will have a significant effect on our financial condition or results of operations.

         Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. A provision is made to reduce excess or obsolete inventories to estimated net realizable value. Inventories, net consist of the following:

	September 30, 2005	December 31, 2004
	(in Thousands)
New and used equipment	$37,855	$16,406
Merchandise, parts and supplies, net of allowances of
$3,845 and $636, respectively	22,841	20,276

Inventories, net	$60,696	$36,682

2. Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is probable.

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

        Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. The Company accounts for these exchanges at fair value as monetary exchanges under Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Statement of Financial and Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets,” and revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals and records sale/purchase revenue up to but not exceeding such fair market value. Any excess sale price over the estimated fair market value of the used equipment sold is accounted for as a reduction of the cost of new equipment purchased by the Company from the same manufacturer and is amortized as a reduction to depreciation expense over the average useful life of the new equipment purchased from the same manufacturer. The following table sets forth the amounts related to the sale/purchase agreements (in thousands):

	Three months ended September 30,		Nine months ended September
	2005	2004	2005	2004
Sale/Purchase revenue	$2,107	$1,928	$9,096	$8,496
Excess sale price recorded as reduction of
new equipment cost	$81	$--	$638	$--
Amortization of excess sale price	$57	$--	$134	$--

         At September 30, 2005 and December 31, 2004, the unamortized balance of excess sale price recorded in the condensed consolidated balance sheet was approximately $1,408,000 and $904,000, respectively.

3. Business Acquisition

        In January 2005, the Company acquired substantially all of the assets of an equipment rental company for total consideration of approximately $7,617,000, including acquisition costs. The Company did not assume any liabilities. Of the total purchase price, $500,000 was retained by the Company pending any post closing adjustments related to deficiencies in the acquired assets. As a result of the Company’s post closing review, in July 2005, the Company paid approximately $412,000 after post closing adjustments. Also, in connection with the acquisition, the Company agreed to pay 50%, up to a maximum of $200,000, to the former owner for certain potential income tax implications related to the tax allocation of purchase price. The final amount will be determined upon review of the former owner’s completed income tax returns. Any future payments made related to this contingency will be considered additional purchase price and allocated accordingly to goodwill.

        The purchase price of approximately $7,417,000 (excluding $200,000 of contingent purchase price) was allocated to the assets acquired, primarily rental equipment, based on their estimated fair values at the date of acquisition. The excess purchase price over the fair values of assets acquired of $307,000 was allocated to goodwill. The purchase price allocation is preliminary and will be adjusted once the outcome of all purchase price contingencies are resolved. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested at least annually for impairment.

        The results of operations of the acquired business have been included in the Company’s consolidated statement of operations since the acquisition date and did not have a material impact on the Company’s results of operations. The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, were not significantly different from the Company’s reported results of operations.

4. Debt

Debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Senior secured notes, net of unamortized debt discount
of $6,189 at September 30, 2005 and $7,080 at December 31, 2004,
bearing interest at 9.5%, interest payable semi-annually and
principal payable in October 2010	$243,811	$242,920
Senior unsecured notes, net of unamortized debt discount of $4,162 at
September 30, 2005, bearing interest at 9.5%, interest
payable semi-annually and principal payable in May 2015	145,838	--
Postpetition notes, bearing interest at prime, interest and principal
payable on or before January 2007	--	261
Capital lease obligations	--	489
Convertible subordinated notes	--	45,211

Total debt	$389,649	$288,881

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

        The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ rental equipment (other than titled vehicles), subject to certain permitted liens. The Company is required to certify each December and June during the term of the Senior Secured Notes that its collateral value coverage ratio, as defined, is at least 2.0 to 1.0. At September 30, 2005, the Company was in compliance with this requirement.

        The indenture governing the Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including limitations on the Company’s ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company’s ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; and restrictions on the Company’s ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

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

        The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At September 30, 2005, the Company was in compliance with this requirement.

        As of September 30, 2005, the Company had no cash borrowings under the Amended Credit Facility and had approximately $23,098,000 in outstanding letters of credit.

         Senior Unsecured Notes

        On April 26, 2005, the Company completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015 (the “Original Senior Unsecured Notes”). The Company will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. The Company used a portion of the proceeds from the offering to redeem the Company’s outstanding 6.5% Convertible Subordinated Notes due 2008 and the Company will use the remaining net proceeds from the offering for general corporate purposes. See —“Convertible Subordinated Notes Payable.”

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

        The indenture governing the Senior Unsecured Notes contains various customary affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on the Company’s ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company’s ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; and restrictions on the Company’s ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

         Convertible Subordinated Notes Payable

        On the Effective Date, the Company issued $45,211,000 aggregate principal amount of 6.5% Convertible Subordinated Notes due 2008 in accordance with the terms of the Plan. The convertible subordinated notes had features that allowed the holder to convert the principal of the note, or a portion thereof, into common stock at a conversion price of $242 per share. In September 2003, the Company gave notice to the note holders that it was deferring interest payments on the notes until further notice in accordance with the terms of the notes. At December 31, 2004, the deferred interest payments amounted to $4,753,000 and were included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

        At September 30, 2005, the Company had approximately $829,000 of unpaid principal plus $117,000 of accrued interest related to the redeemed Convertible Subordinated Notes included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Such amounts are expected to be paid in 2005.

        Immediately prior to the above redemption and conversion, the unamortized deferred financing costs related to the issuance of the 6.5% Convertible Subordinated Notes was approximately $471,000. Upon redemption of such notes, the Company charged to interest expense the pro rata portion of the remaining balance of the unamortized debt issuance costs, which was $320,000 and the pro rata portion of the remaining balance of the unamortized debt issuance costs related to the notes which were converted amounted to approximately $151,000 and was reflected as a reduction in additional paid-in capital.

5. Floor Plan Payable

        During 2005, the Company entered into equipment floor plan arrangements with CNH Capital America LLC, an affiliate of Case Corporation, for Case equipment and with LBX Company LLC for Link-Belt equipment. The terms of these arrangements generally include up to six months interest free payment terms followed by a term during which interest is charged at prevailing market rates. Principal payments are generally due at the earlier of sale of the equipment or up to twenty-four months from the invoice date. Additionally, the Company is required to pay curtailments on equipment that is placed in the Company’s rental fleet, based upon the original cost of the equipment and hourly usage. Curtailments are applied against the outstanding principal of the equipment obligation. The floor plan obligations are collateralized by the specific equipment. At September 30, 2005, the Company had approximately $8,496,000 outstanding under these floor plan arrangements, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

6. Reorganization Items, Net

        Reorganization income of $180,000 for the nine months ended September 30, 2005 resulted from changes in estimates related to accrued professional fees related to the Company’s emergence from bankruptcy.

7. Taxes

        The Company’s provision for income taxes was $322,000 in the three and nine months ended September 30, 2005 and zero in the three and nine months ended September 30, 2004. The Company’s calculation of its interim provision for income taxes takes into account the estimated effective tax rate for the year, the geographic distribution of the Company’s taxable income for state purposes and changes to the Company’s valuation allowance for deferred tax assets for federal and state purposes and, therefore, results in a significantly different provision for income taxes than would be obtained by applying the federal statutory tax rate of 35% to the Company’s pre-tax income (loss).

        During the nine months ended September 30, 2005 and 2004, the Company recorded zero and $893,000, respectively, in other income to reflect the settlement of certain tax claims related to the period before bankruptcy for amounts that were less than was originally anticipated and accrued when the Company emerged from bankruptcy.

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

        As of September 30, 2005, there were an aggregate of 128,909 Shares of restricted stock outstanding which were valued at $71.59 per share at the time of issuance to certain of its officers and directors under the Restricted Stock Plan. Deferred compensation was charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheets. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting period of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognizes compensation expense for these shares as they vest and accordingly recognized expense of approximately $101,000 and $335,000 during the three months ended September 30, 2005 and 2004, respectively. The Company recognized compensation expense for these shares of approximately $527,000 and approximately $3,418,000 during the nine months ended September 30, 2005 and 2004, respectively. Compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

9. Rental Equipment, net

Rental equipment, net consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Rental equipment	$703,374	$508,664
Less: accumulated depreciation	(196,721)	(140,488)

Rental equipment, net	$506,653	$368,176

10. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2005	December 31, 2004
	(in thosands)
Land, buildings and building improvements	$6,673	$6,673
Leasehold improvements	37,415	35,342
Vehicles	46,712	32,795
Furniture, fixtures and office equipment	14,979	10,012
Shop equipment	4,879	4,103
Construction in progress	3,137	2,350

	113,795	91,275
Less: accumulated depreciation and amortization	(37,416)	(29,283)

Property and equipment, net	$76,379	$61,992

        At September 30, 2005 and December 31, 2004, construction in progress included approximately $1,161,000 and $2,000,000 of software development and software related costs and approximately $24,000 and $94,000 of capitalized interest, respectively.

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

        In November 2003, the Company created a limited housing assistance program for certain of its non-executive officers, which consisted of certain short-term bridge loans and long-term loans to assist with relocation to Ft. Lauderdale, Florida. In the first quarter of 2005, the remaining outstanding short-term bridge loan under this program was repaid. The aggregate remaining outstanding balance of the three long-term loans under such program was approximately $2,373,000 and $2,509,000 at September 30, 2005 and December 31, 2004, respectively. These amounts are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

        In 2005, the Baupost Group provided consulting and advisory services primarily related to our business acquisition. As a result of these services, the Company paid fees of approximately $101,000 in May 2005. The fees related to the business acquisition are reflected as part of the purchase price. See Note 3 – “Business Acquisition.”

12. Impact of Hurricanes

        In the third quarter of 2005, hurricanes Katrina and Rita struck the Gulf Coast of the United States and the State of Florida causing business interruption to six of the Company’s rental locations. The Company identified customers impacted by the hurricanes and provided a variety of solutions to divert operations to alternate facilities and restore operations. While the rental locations initially impacted by the storms were fully operational within a matter of days, the Company did sustain property damage to the affected rental locations as well as damage to certain equipment. The Company has completed a preliminary assessment of the damage to its equipment and facilities as well as the impact to its customers. In addition, the Company maintains insurance coverage to mitigate the financial impact of these types of catastrophic events that are subject to various deductibles. In most instances, insurance carrier adjusters have been able to inspect impacted locations to determine the nature and cause of the losses and establish loss estimates. Based on these inspections, the Company expects to recover a portion of its hurricane losses from insurance coverage. Although the hurricanes disrupted third quarter operations, the Company does not expect these events to have a material adverse effect on its future financial condition, cash flows or results of operations.

        Based on preliminary assessments, the Company recorded the following reserves as of September 30, 2005 as a direct result of these storms:

Rental equipment damaged or destroyed	$472,000
Repairs to facilities	388,000
Increase to allowance for doubtful accounts	113,000
Customer credit memos	121,000

Gross exposure	$1,094,000
Less: Estimated insurance recovery receivable	(442,000)

Net impact of hurricanes	$652,000

Net impact recorded in:
Selling, general and administrative expenses	$531,000
Equipment rentals revenue	121,000

Net impact of hurricanes	$652,000

        In October 2005, hurricane Wilma impacted the Company’s operations in Florida. Several of the Company’s rental stores sustained damage. All of the affected rental stores were open for business within a few days after the storm. The Company is currently in the process of assessing the extent of damage and does not believe this event will have a material adverse effect on its financial condition, cash flows or results of operations.

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

        Our results of operations for the first nine months of 2005 continue to reflect several key initiatives launched during 2003 that were designed to improve our profitability and leverage our infrastructure over the next several years. They include:

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

        In the first nine months of 2005 as compared to the same period in 2004, we achieved growth in both rental and non-rental revenue. The growth was driven by an improved industry environment and our key initiatives. Non-rental revenue accounted for the majority of the overall revenue growth as higher volume and better pricing drove increases in new and used equipment sales. The higher volume of sales was largely the result of continuing to re-emphasize sales of equipment through training, targeted incentive compensation programs and increasing inventories of equipment available for sale.

        Rental revenue grew in the first nine months of 2005 as compared to the same period in 2004 partly as a result of the growth of our rental fleet reflected in an increase in the average first cost of our rental fleet and partly due to increased utilization of our rental fleet. The average first cost of our rental fleet increased by approximately 2.8% to $972.8 million in the first nine months of 2005 as compared to the same period in 2004.

        We believe better pricing for sales and rentals is, in part, a function of industry and economic conditions. Increased non-residential construction activity in the first nine months of 2005 as compared to the same period in 2004 and continued strong demand for construction equipment in the U.S. market, relative to supply, has led to a greater demand for our services which, in turn, has had a positive impact on the revenue we generate from rentals, and from sales of new and used equipment.

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

        Worldwide price increases for raw materials and energy have led to an increase in our equipment costs from some manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, rental rates and the resale value of used equipment will continue to rise, thereby offsetting much of the increased equipment costs. If construction activity begins to weaken and competition intensifies, however, we cannot be certain that we will be able to continue to offset increased equipment costs through price increases or to continue to maintain existing pricing.

        We purchase a significant quantity of off-road and on-road diesel and gasoline fuel. Off-road fuel is primarily sold to customers for use in our rental equipment, and on-road fuels are consumed primarily in the operation of our delivery vehicles. Recent significant increases in the cost of fuel in the United States, most particularly in the third quarter of 2005, have led to increased expense for both off-road and on-road fuel. In response to these increases, we raised the price we charge our customers for use of off-road fuels. Increased costs for on-road fuels, however, are not as directly offset by increased prices to our customers. Competitive pressures often do not allow us to pass on these increased costs to our customers, and we must therefore absorb a portion of the increased costs of fuel. While the impact to our operating results in the third quarter of 2005 was not significant, further significant fuel price increases may potentially reduce our gross profit margin on rentals to the extent we are unable to pass these higher fuel costs on to our customers.

        During the first half of 2005, we completed the implementation of a new point of sale system to better support our key initiatives. We believe that the distractions associated with this implementation coupled with the ramp up time in getting the system to operate as expected have negatively impacted our operating results for the first nine months of 2005. We believe that most of the disruptions caused by the transition to this new point of sale system are now largely behind us.

        In the third quarter of 2005, hurricanes Katrina and Rita struck the Gulf Coast of the United States and the State of Florida causing business interruption to six of our rental locations. We identified customers impacted by the hurricanes and provided a variety of solutions to divert operations to alternate facilities and restore operations. While the rental locations initially impacted by the storms were fully operational within a matter of days, we did sustain property damage to the affected rental locations as well as damage to certain equipment. We have completed a preliminary assessment of the damage to our equipment and facilities as well as the impact to our customers. In addition, we maintain insurance coverage to mitigate the financial impact of these types of catastrophic events that are subject to various deductibles. In most instances, insurance carrier adjusters have been able to inspect impacted locations to determine the nature and cause of the losses and establish loss estimates. Based on these inspections, we expect to recover a portion of our hurricane losses from insurance coverage. Although the hurricanes disrupted third quarter operations, we do not expect these events to have a material adverse effect on our future financial condition, cash flows or results of operations. After taking into account our existing insurance coverage for property and equipment damage, the estimated pre-tax net impact of hurricane losses on the Company’s third quarter results was $652,000, of which $531,000 was recorded in selling, general and administrative expenses and $121,000 was recorded as a reduction to equipment rental revenue. For a more detailed discussion of the impact of these hurricanes on our results of operations, see “Note 12 – Impact of Hurricanes” to our financial statements included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,		Variance favorable/(unfavorable)
	2005	2004	$	%
	(dollars in thousands)
Revenue:
Equipment rentals	$135,927	$132,500	$3,427	2.6%
Sales of rental equipment	29,891	16,655	13,236	79.5
Sales of new equipment	15,776	10,099	5,677	56.2
Sales of merchandise, service, parts and
supplies	7,780	6,589	1,191	18.1

Total revenue	189,374	165,843	23,531	14.2

Cost of revenue:
Cost of equipment rentals	66,265	64,093	(2,172)	(3.4)
Rental equipment and vehicle depreciation	29,562	30,216	654	2.2
Cost of sales of equipment,
merchandise, service, parts and supplies	30,317	20,212	(10,105)	(50.0)

Total cost of revenue	126,144	114,521	(11,623)	(10.1)

Gross profit:
Gross profit on equipment
rentals	40,100	38,191	1,909	5.0
Gross profit on sales of equipment,
merchandise, service, parts and supplies	23,130	13,131	9,999	76.1

Total gross profit	63,230	51,322	11,908	23.2

Operating expenses:
Selling, general and administrative expenses .	32,369	29,142	(3,227)	(11.1)
Other depreciation
and amortization	2,068	1,436	(632)	(44.0)

Operating income	28,793	20,744	8,049	38.8

Interest expense, net	10,194	7,649	(2,545)	(33.3)
Increase in (reversal of) pre-petition tax
liabilities	18	(893)	(911)	--
Other, net	110	(103)	(213)	--

	10,322	6,653	(3,669)	(55.1)

Income before provision for income taxes	18,471	14,091	4,380	31.1
Provision for income taxes	322	--	(322)	--

Net income	$18,149	$14,091	$4,058	28.8%

        Revenue. Equipment rentals revenue was impacted positively in the third quarter of 2005 as compared to the same period in 2004 primarily by improved pricing and higher deployment, which resulted from:

•	a period-over-period improvement in non-residential construction activity;

•	continued strong demand for our equipment;

•	increased investment through the purchase of new fleet and repair of older fleet.

        Utilization for the third quarter of 2005 was 53.6% compared to 54.8% for the same period in 2004. While the dollar amount of our fleet on rent increased in the third quarter of 2005 as compared to the same period in 2004, we believe that the lower utilization percentage quarter over quarter reflects the lead time to put on rent the large increase in fleet in the third quarter of 2005.

        Utilization, measured as total rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as a relative measure of financial return on the investment in our rental fleet. For equipment acquired new or used, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is the estimated fair value of such equipment. Utilization is affected by changes in pricing, deployment and average first cost of rental fleet. Pricing is affected by changes in rental rates, contract length and mix of fleet on rent.

        The primary drivers for the increase in sales of equipment are described above in the “Overview.”

        Gross profit. Gross profit margin on equipment rentals, including rental equipment and vehicle depreciation, increased from 28.8% in the third quarter of 2004 to 29.5% in the same period in 2005.

        Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 39.4% in the third quarter of 2004 to 43.3% for the same period in 2005. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.

        Gross profit on rental equipment sales was positively impacted primarily by continued improvement in pricing.

        In addition, our gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the effect of fresh-start reporting ($ in thousands):

	Three months ended September 30,
	2005		2004
Gross profit	$18,627	62.3%	$8,957	53.8%
Write-down on Effective Date(1)	(10,654)		(6,245)
Additional depreciation expense(2)	10,081		3,518

Net change resulting from fresh-start	(573)		(2,727)
Normalized gross profit	$18,054	60.4%	$6,230	37.4%

(1)	Represents the write-down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective periods.

(2)

Represents the additional depreciation expense on the rental fleet sold in the respective periods that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

        Operating expenses. Operating expenses increased in the third quarter of 2005 as compared to the same period in 2004 primarily as a result of:

•	a $2.2 million increase in compensation and other administrative expenses primarily related to our increased headcount supporting our key initiatives; and

•	a $0.5 million increase in expense related to reserves established as a result of hurricanes Katrina and Rita which impacted our stores in the Gulf Coast region.

        Selling, general and administrative expenses as a percentage of total revenue were 17.1% and 17.6% in the third quarter of 2005 and 2004, respectively.

        Interest Expense, net. The increase in interest expense in the third quarter of 2005 as compared to the same period in 2004 primarily relates to interest accruing on our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005. The increase was partially offset by a decrease in interest expense related to our 6.5% Convertible Subordinated Notes due 2008 which were redeemed and/or converted into the Company's common stock in June 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,		Variance Favorable/(Unfavorable)
	2005	2004	$	%
	(unaudited) (dollars in thousands)
Revenue:
Equipment rentals	$359,780	$342,047	$17,733	5.2%
Sales of rental equipment	86,202	48,574	37,628	77.5
Sales of new equipment	36,661	21,732	14,929	68.7
Sales of merchandise, service, parts and supplies	20,934	17,655	3,279	18.6

Total revenue	503,577	430,008	73,569	17.7

Cost of revenue:
Cost of equipment rentals	193,038	184,160	(8,878)	(4.8)
Rental equipment and vehicle depreciation	92,830	86,851	(5,979)	(6.9)
Cost of sales of equipment, merchandise, service,
parts and supplies	80,119	54,507	(25,612)	(47.0)

Total cost of revenue	365,987	325,518	(40,469)	(12.4)

Gross profit:
Gross profit on equipment rentals	73,912	71,036	2,876	4.0
Gross profit on sales of equipment, merchandise,
service, parts and supplies	63,678	33,454	30,224	90.3

Total gross profit	137,590	104,490	33,100	31.7

Operating expenses:
Selling, general and administrative expenses	93,920	82,374	(11,546)	(14.0)
Other depreciation and amortization	6,061	5,271	(790)	(15.0)

Operating income	37,609	16,845	20,764	123.3

Interest expense, net	27,973	23,058	(4,915)	(21.3)
Reversal of pre-petition tax liabilities	(80)	(893)	(813)	(91.0)
Other, net	(949)	(331)	618	186.7

	26,944	21,834	(5,110)	(23.4)

Income (loss) before reorganization items and
provision for income taxes	10,665	(4,989)	15,654	--
Reorganization items, net	(180)	--	180	--

Income (loss) before provision for income taxes	10,845	(4,989)	15,834	--
Provision for income taxes	322	--	(322)	--

Net income (loss)	$10,523	$(4,989)	$15,512	--%

         Revenue. Revenue from equipment rentals was positively impacted for the first nine months of 2005 compared to the same period of 2004 primarily by improved pricing and higher deployment, which resulted from:

•	a period-over-period improvement in non-residential construction activity;

•	continued strong demand for our equipment;

•	increased investment through the purchase of new fleet and repair of old fleet.

        Utilization for the first nine months of 2005 was 49.3% compared to 48.2% for the same period in 2004. We believe that the better pricing as discussed above was a key factor in the increase.

        The primary drivers for the increase in sales of equipment are described above in the “Overview.”

         Gross profit. Gross profit margin on equipment rentals, including rental equipment and vehicle depreciation, decreased from 20.8% in the first nine months of 2004 to 20.5% for the same period in 2005.

        Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 38.0% for the first nine months of 2004 to 44.3% for the same period in 2005. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.

        Gross profit on rental equipment sales was positively impacted primarily by continued improvement in pricing.

        In addition, our gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the effect of fresh-start reporting ($ in thousands):

	Nine months ended September 30,
	2005		2004
Gross profit	$51,876	60.2%	$23,288	47.9%
Write-down on Effective Date(1)	(29,743)	--	(20,712)	--
Additional depreciation expense(2)	25,381	--	9,174	--

Net change resulting from fresh-start	(4,362)	--	(11,538)	--
Normalized gross profit	$47,514	55.1%	$11,750	24.2%

(1)	Represents the write-down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective periods.

(2)

Represents the additional depreciation expense on the rental fleet sold in the respective periods that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

        Operating expenses. Operating expenses increased in the first nine months of 2005 as compared to the same period in 2004 primarily as a result of:

•	a $4.9 million increase in compensation and other administrative expenses primarily related to our increased headcount supporting our key initiatives;

•	a $3.2 million increase in compensation and sales commissions expense related to our increase in revenue and an incentive compensation plan supporting our key initiatives;

•	a $2.4 million increase in bad debt expense primarily as a result of the increase in revenue; and

•	a $1.7 million increase in professional fees primarily related to our 2004 audit.

        The increase in operating expenses was partially offset by a $2.9 million decrease in the amortization of deferred stock compensation that reflects the vesting of fewer restricted stock awards in the first nine months of 2005 as compared to the same period in 2004.

        Selling, general and administrative expenses as a percentage of total revenue were 18.7% and 19.2% for the first nine months of 2005 and 2004, respectively.

        Interest Expense, net. The increase in interest expense in the first nine months of 2005 as compared to the same period in 2004 primarily relates to interest accruing on our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005.

         Other, net. The increase in other income in the first nine months of 2005 as compared to the same period in 2004 primarily relates to $0.6 million of discounts received as a result of pre-paying certain obligations in advance of their due dates with the proceeds of our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005.

Liquidity and Capital Resources

        In our statements of cash flows included elsewhere in this report, cash flows from operating activities do not include purchases of rental equipment and proceeds from the sale of rental equipment, which are included in cash flows from investing activities. When evaluating our cash flow it is important to consider cash flows from the purchase and sale of our rental equipment in conjunction with operating cash flow. Purchasing and selling rental fleet is an integral part of our business and failure to consider cash flows from these activities would not accurately reflect the operating cash needs of our business.

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

        From 1998 through 2000, we purchased a substantial amount of rental equipment as we rapidly grew our rental fleet. Our financial difficulties before and during our Chapter 11 reorganization restricted our ability to replace rental fleet assets in 2001, 2002 and early 2003. As a result, when we emerged from our reorganization in 2003, a portion of our rental fleet had not been replaced and maintained on normal cycles. While we have repaired and replaced a portion of this fleet since that time, we have approximately $85.0 million in expected replacement cost of fleet still remaining from those earlier model years. We expect to replace this fleet over the course of the next one to two years.

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

Cash Flows

        In the first nine months of 2005, we had sufficient cash on hand and cash generated from operations and financing activities to meet our cash needs. We generated cash from operations of $80.7 million and cash from the sale of rental equipment and vehicles of $85.8 million. Our capital expenditures in such period were principally for purchases of $257.9 million of new and replacement rental equipment, purchases and improvements of $24.5 million for other property and equipment, and the acquisition of a business for $7.4 million. We generated cash from financing activities of $113.4 million primarily as a result of proceeds of $143.9 million from the senior unsecured debt issuance, net of issuance costs, which was partially offset by the $30.0 million redemption of convertible notes. As of October 1, 2005, we had no borrowings under our credit facility, and our availability under this facility was $69.4 million, after taking into account $23.1 million of outstanding letters of credit.

        In the first nine months of 2004, we generated cash from operations of $97.0 million and cash from the sale of rental equipment and vehicles of $50.1 million. Our capital expenditures in such period were principally for purchases of $150.4 million of new and replacement rental equipment and purchases and improvements of $11.9 million for other property and equipment.

Adequacy of Capital Resources

        Our sources of cash over the next twelve months are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment and borrowings under our credit facility.

        Our uses of cash over the next twelve months are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service. We are currently planning rental equipment expenditures over the next twelve months, net of proceeds from sales of rental equipment, of between $95.0 million and $110.0 million. We estimate that capital expenditures for non-rental assets over the next twelve months will range between $15.0 million and $20.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.

        We believe that our existing infrastructure of stores, service bays and personnel is largely sufficient to support our current and near-term operating activities. In addition, while we are presently focused primarily on internal growth, we may explore additional new store openings and strategic acquisitions that may be available at favorable prices. If these activities are significant, we may be required to raise additional capital through debt or equity financing.

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

        The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our rental equipment (other than titled vehicles), subject to certain permitted liens. We are required to certify each December and June during the term of the Senior Secured Notes that our collateral value coverage ratio is at least 2.0 to 1.0. At September 30, 2005, we were in compliance with this requirement.

        The indenture governing the notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on our ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on our ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; and restrictions on our ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

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

        The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At September 30, 2005, we were in compliance with this requirement.

         Senior Unsecured Notes. On April 26, 2005, we completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015 (the “Original Senior Unsecured Notes”). We will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. We used a portion of the proceeds from the offering to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008 that had not been converted and we will use the remaining net proceeds from the offering for general corporate purposes

        In June 2005, we filed a registration statement on Form S-4 (Registration No. 333-125519) with the SEC with respect to the 9.5% senior unsecured notes (the “New Unsecured Notes,” and together with the Original Senior Unsecured Notes, the “Senior Unsecured Notes”) that have substantially identical terms as the Original Senior Unsecured Notes, except that the New Unsecured Notes are freely transferable. The registration statement was declared effective by the SEC on June 17, 2005 and promptly thereafter, we commenced an exchange offer, pursuant to which holders of the Original Senior Unsecured Notes were able to exchange Original Senior Unsecured Notes for the New Unsecured Notes. The New Unsecured Notes evidence the same debt as the Original Senior Unsecured Notes, are entitled to the benefits of the indenture governing the Original Senior Unsecured Notes and are treated under the indenture as a single class with the Original Senior Unsecured Notes. In July 2005, the Company completed the exchange offer with 100% of the Original Senior Unsecured Notes being exchanged for new Unsecured Notes.

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

        The indenture governing the Senior Unsecured Notes contains various customary affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on our ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on our ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; and restrictions on our ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

         We used a portion of the proceeds from the offering of the Senior Unsecured Notes to redeem $30.8 million aggregate principal amount of our 6.5% Convertible Subordinated Notes due 2008 plus accrued and unpaid interest of $4.3 million, of which $0.9 million was unpaid as of September 30, 2005. Upon redemption of such notes, we wrote off the remaining balance of unamortized debt issuance costs related to the issuance of such notes, which was $320,000 at June 30, 2005. Prior to the effective time of the redemption, holders of notes representing approximately $14.4 million of aggregate principal amount elected to convert the principal amount of their notes together with approximately $2.0 million of accrued and unpaid interest into 59,503 shares of our common stock. Upon conversion of such notes, approximately $151,000 of unamortized debt issuance costs related to the issuance of such notes is reflected as a reduction in additional paid in capital.

Seasonality and Fluctuations in Operating Results

        Our revenue and income are dependent upon activity in the construction industry, which is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, our revenue and income fluctuates. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

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

Factors That May Affect Future Results

        From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,”“anticipate,” “project,” “plan,” “intend,”“believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

        There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described below and elsewhere in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC, and include, among others:

•	Since emerging from bankruptcy, we have not yet achieved positive operating cash flow net of capital expenditures on an annual basis, which could limit our ability to reinvest in our business, primarily for the purchase of new rental equipment, and may cause us not to have enough funds to satisfy our debt obligations.

•	Our substantial level of indebtedness could materially adversely affect our ability to execute our business strategy.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Hurricanes or other severe weather events or other natural disasters may cause significant disruptions to our operations and may adversely affect the economy, including by increasing fuel costs and limiting fuel availability.

•	Increases in fuel prices or limited availability of fuel may adversely affect our business and operating results.

•	Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	Implementing our new business strategy may cause significant disruptions, which could cause customer dissatisfaction and affect our cash flows and profitability.

•	All of our existing leases for our NationsRent at Lowe’s locations expire on the same date in October 2008 with an option to renew through October 2010 and an additional option, subject to Lowe’s approval, through October 2012. If we are not able to further renew these leases we may be forced to close or relocate up to 100 locations at or around the same time.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

•	Although we are actively negotiating to establish dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

•	We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

•	Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

•	Our adoption of fresh-start reporting and related accounting rules may limit your ability to accurately compare our financial results.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

        The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At September 30, 2005, we did not have any variable rate debt outstanding.

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

PART II OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

        In July 2005, we distributed written consents to the holders of common stock of the Company for the election of directors of the Company. Pursuant to such written consents the following individuals were elected as directors of the Company as follows:

Director	Votes For	Votes Against	Abstentions or Non-Votes
Thomas J. Putman	1,587,087	--	142,004
Bryan T. Rich	1,587,087	--	142,004
Douglas M. Suliman, Jr	1,587,087	--	142,004
Thomas W. Blumenthal	1,587,087	--	142,004
Andrew P. Hines	523,399(1)	--	142,004
Irving M. Levine	1,587,087	--	142,004
Greg A. Rosenbaum	1,587,087	--	142,004

(1)

Pursuant to the terms of the Company’s Stockholders’ Agreement, Mr. Hines, as the minority representative, is selected by a majority of the outstanding shares of common stock, not including shares held by The Baupost Group, L.L.C., Phoenix Rental Partners, LLC or any of their affiliates.

Item 6: Exhibits

(a)     Exhibits:

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003 *(1)

2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)

3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)

3.6	By-Laws of the Company(1)

3.7	Certificate of Incorporation of NationsRent, Inc.(1)

3.8	By-Laws of NationsRent, Inc.(1)

3.9	Certificate of Incorporation of Las Olas Fourteen Corporation(1)

3.10	By-Laws of Las Olas Fourteen Corporation(1)

3.11	Certificate of Incorporation of Las Olas Twelve Corporation(1)

3.12	By-Laws of Las Olas Twelve Corporation(1)

3.13	Certificate of Incorporation of NRGP, Inc., as amended(1)

3.14	By-Laws of NRGP, Inc.(1)

3.15	Certificate of Incorporation of NationsRent USA, Inc.(1)

3.16	By-Laws of NationsRent USA, Inc.(1)

3.17	Certificate of Incorporation of NationsRent West, Inc.(1)

3.18	By-Laws of NationsRent West, Inc.(1)

3.19	Certificate of Incorporation of Logan Equipment Corp., as amended(1)

3.20	By-Laws of Logan Equipment Corp.(1)

3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.(1)

3.22	By-Laws of NationsRent Transportation Services, Inc.(1)

3.23	Articles of Incorporation of BDK Equipment Company, Inc.(1)

3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.(1)

3.25	Certificate of Incorporation of NR Delaware, Inc.(1)

3.26	By-Laws of NR Delaware, Inc.(1)

3.27	Certificate of Limited Partnership of NationsRent of Texas, LP(1)

3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP(1)

3.29	Certificate of Formation of NationsRent Dealer Group, LLC(6)

3.30	Limited Liability Company Agreement of NationsRent Dealer Group, LLC(6)

4.1	Form of 9.5% Senior Secured Notes due 2010(1)

4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company's 9.5% Senior Secured Notes due 2010(1)

4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)

4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)

4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)

4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)

4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)

4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)

4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company's 9.5% Senior Unsecured Notes due 2015(5)

4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)

10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)

10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)

10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)

10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)

10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)

10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)

10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)

10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)

10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)

10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)

10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)

10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)

10.13	Form of Key Employee Housing Assistance Program(1)

10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)

10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)

10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)

10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)

10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)

10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)

10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)

10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)

10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)

10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and Nations Rent USA, Inc.(1)

10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)

10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)

10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)

10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)

10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)

10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)

10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)

10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)

10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)

10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)

10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)

10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)

31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

_________________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.

(8)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Date: November 14, 2005	By: /s/ Thomas J. Putman Name: Thomas J. Putman Title: President and Chief Executive Officer

Date: November 14, 2005	By: /s/ Thomas J. Hoyer Name: Thomas J. Hoyer Title: Executive Vice President and Chief Financial Officer

Date: November 14, 2005	By: /s/ Robert W. Schiller Name: Robert W. Schiller Title: Vice President and Controller

Exhibits Index

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003 *(1)

2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)

3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)

3.6	By-Laws of the Company(1)

3.7	Certificate of Incorporation of NationsRent, Inc.(1)

3.8	By-Laws of NationsRent, Inc.(1)

3.9	Certificate of Incorporation of Las Olas Fourteen Corporation(1)

3.10	By-Laws of Las Olas Fourteen Corporation(1)

3.11	Certificate of Incorporation of Las Olas Twelve Corporation(1)

3.12	By-Laws of Las Olas Twelve Corporation(1)

3.13	Certificate of Incorporation of NRGP, Inc., as amended(1)

3.14	By-Laws of NRGP, Inc.(1)

3.15	Certificate of Incorporation of NationsRent USA, Inc.(1)

3.16	By-Laws of NationsRent USA, Inc.(1)

3.17	Certificate of Incorporation of NationsRent West, Inc.(1)

3.18	By-Laws of NationsRent West, Inc.(1)

3.19	Certificate of Incorporation of Logan Equipment Corp., as amended(1)

3.20	By-Laws of Logan Equipment Corp.(1)

3.21	Certificate of Incorporation of NationsRent Transportation Services, Inc.(1)

3.22	By-Laws of NationsRent Transportation Services, Inc.(1)

3.23	Articles of Incorporation of BDK Equipment Company, Inc.(1)

3.24	Amended and Restated Bylaws of BDK Equipment Company, Inc.(1)

3.25	Certificate of Incorporation of NR Delaware, Inc.(1)

3.26	By-Laws of NR Delaware, Inc.(1)

3.27	Certificate of Limited Partnership of NationsRent of Texas, LP(1)

3.28	Amended and Restated Agreement of Limited Partnership of NationsRent of Texas, LP(1)

3.29	Certificate of Formation of NationsRent Dealer Group, LLC(6)

3.30	Limited Liability Company Agreement of NationsRent Dealer Group, LLC(6)

4.1	Form of 9.5% Senior Secured Notes due 2010(1)

4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company's 9.5% Senior Secured Notes due 2010(1)

4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)

4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)

4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)

4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)

4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)

4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)

4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company's 9.5% Senior Unsecured Notes due 2015(5)

4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)

10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)

10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)

10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)

10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)

10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)

10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)

10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)

10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)

10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)

10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)

10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)

10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)

10.13	Form of Key Employee Housing Assistance Program(1)

10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)

10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)

10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)

10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)

10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)

10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)

10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)

10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)

10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)

10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and Nations Rent USA, Inc.(1)

10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)

10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)

10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)

10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)

10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)

10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)

10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)

10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)

10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)

10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)

10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)

10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)

31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

_________________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.
(8)	Filed herewith.
(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.