Form 10-K
period 2005-12-31
NATIONSRENT COMPANIES INC
filed 2006-03-30
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

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

Securities registered pursuant to Section 12(g) of the Act

None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_|  No |X|

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_|  No |X|

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |X|

           Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes |_|  No |X|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

          At March 31, 2006, there were 1,729,091 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "could," "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "goal," "forecast" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

          There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled "Risk Factors" (Item 1A) and elsewhere in this Annual Report on Form 10-K.

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

Item                                                                                         Page
                                                      PART I

                                                 PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters...............................................................15
Item 6.      Selected Financial Data...........................................................15
Item 7.      Management's Discussion and Analysis of Financial Condition

Item 9.      Changes in and Disagreements with Accountants on Accounting

                                                PART III

Item 10.     Directors and Executive Officers of the Registrant................................41
Item 11.     Executive Compensation............................................................47
Item 12.     Security Ownership of Certain Beneficial Owners and

                                                 PART IV

Item 15.     Exhibits and Financial Statement Schedules........................................59

PART I

          Unless indicated otherwise, "the Company," "NationsRent," "we," "us" and "our" refer to NationsRent Companies, Inc., and its subsidiaries. Also, the use of these terms in this document means the "old" NationsRent, Inc. prior to June 13, 2003 (such date, being the date of the effectiveness of the consensual Plan of Reorganization (the "Plan of Reorganization"), is referred to in this report as the "Effective Date"), and the "new" NationsRent Companies, Inc., as the ultimate parent of the reorganized NationsRent, Inc. after the Effective Date. References to "Predecessor" and "Predecessor Company" refer to the "old" NationsRent, Inc., prior to the Effective Date. Unless otherwise indicated, all information is provided as of March 15, 2006.

Item 1.   Business

General

          We are one of the largest full-service equipment companies in the United States with 269 locations in 26 states. We specialize in rentals and also sell new and used equipment with related merchandise, parts and supplies, and provide maintenance and repair services. We offer a comprehensive line of equipment and related services to a broad range of construction, industrial and homeowner customers, including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses.

Our History

          NationsRent was founded in August 1997 by a group of private investors from outside of the equipment rental industry. From its inception through early 2000, the founders pursued a leveraged "roll-up" strategy by acquiring 58 independent equipment companies at historically high cash flow multiples. The Company was successful in identifying and acquiring well-run, market-dominant equipment companies with significant equipment rental revenue. The pre-acquisition profitability of these companies was driven by providing a full range of services to their customers, including sales of new equipment as dealers, sales of factory authorized parts and repair services, and merchandising and ancillary services that were unique to their local markets. The Company, however, focused almost exclusively on rental revenue, de-emphasized other revenue streams, such as the sale of new equipment and services, and attempted to standardize product offerings at all of its locations. This strategy resulted in a significant disruption to the acquired companies' customer base because it failed to adequately meet customer needs. By late 2000, there was increasing industry competition as other "roll-up" companies abandoned the "growth through acquisition" strategy and increased their efforts to grow market share by adding rental fleet to existing markets and lowering rental rates. The Company's highly leveraged capital structure could not withstand the increased competitive environment, which severely impacted the Company's liquidity during most of 2001. The Company filed for protection under Chapter 11 of the Bankruptcy Code in December 2001.

          During the Company's Chapter 11 proceedings, Phoenix Rental Partners, LLC and certain of its affiliates, or the Phoenix Group, formed by a team of experienced equipment industry professionals, and The Baupost Group, L.L.C., or Baupost, an investment firm managing approximately $5.6 billion of equity capital, acquired a majority of our pre-petition senior secured debt and facilitated our reorganization by jointly proposing the Plan of Reorganization along with the Official Committee of Unsecured Creditors and other holders of the Company's pre-petition senior secured debt. In May 2003, the jointly proposed Plan of Reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, and in June 2003, the Company emerged from bankruptcy protection. Pursuant to the Plan of Reorganization, holders of allowed pre-petition senior secured debt claims and a trust for the benefit of holders of allowed general unsecured claims received a package of common and preferred equity and unsecured convertible subordinated notes. In addition, on the Effective Date, Baupost invested an additional $80.0 million in the Company. During 2005, Baupost acquired an ownership stake in Phoenix Rental Partners, LLC. The Phoenix Group and Baupost collectively own approximately 66.4% of our outstanding voting common stock.

          Following the reorganization, we installed a new management team with the goal of becoming a premier competitor in the construction equipment industry by re-emphasizing a full service business model offering a wider range of services to our customers in addition to rental such as sales of new equipment and service.

Industry Overview

          Construction equipment is made available to end users in the U.S. through two primary channels: rentals and sales. Both rental and sales businesses are capital intensive, highly fragmented and compete principally on the basis of price, availability and service. Both businesses are served by a broad range of participants from numerous independent local operators to relatively few large national and regional operators. As a result of industry consolidation over the last decade, many of our competitors operate on a regional or national basis and most are principally focused on either sales or rentals, but not both. Therefore, we compete with both rental companies and traditional equipment sales companies. Equipment sales companies typically sell and service equipment as either authorized dealers with some measure of geographic exclusivity or as authorized distributors with non-exclusive territories. We also compete with numerous independent brokers and auction companies that sell used equipment and with original equipment manufacturers that may sell new and used equipment directly to certain end users such as national contractors and rental companies, government agencies and municipalities. In addition, during the last several years, The Home Depot, the World's largest home improvement retailer, has expanded its tool rental program which competes in the homeowner and small contractor segment of the industry.

          One of the principal drivers of our business is U.S. non-residential construction spending. According to the annual rates published by the U.S. Census Bureau, from 2001 through 2003, non-residential construction spending in the U.S. decreased by approximately 18%. From 2004 through 2005, non-residential construction spending in the U.S. increased by approximately 5%.

          Based on industry sources, we estimate that the U.S. construction equipment rental industry has grown from approximately $6.6 billion in annual rental revenue in 1990 to approximately $26.4 billion in 2004, representing a compound annual growth rate of approximately 10.5%. However, beginning in 1999, the industry's growth began to slow in part due to the slowdown in the U.S. economy. According to industry sources, between 2001 and 2003, the industry decreased approximately 1.8% annually but showed renewed growth from 2003 to 2004 of approximately 10.3%.

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

Competitive Strengths

          Geographic, Customer, Service and Product Diversity. We have 269 locations in 26 states. We serve a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and commercial businesses. For the year ended December 31, 2005, no customer accounted for more than 2.0% of our revenue. We have existing capabilities to offer a full range of rental and sales services, which include a wide range of equipment parts and merchandise, and repair and maintenance services for customer-owned equipment. We believe that this combination of geographic, customer, service and product diversity provides us with many advantages, which include:

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

          Strong Nationally-Recognized Brand. The NationsRent brand is a nationally-recognized brand and is supported by a highly distinctive logo and a uniform clean storefront image. We believe this well-established brand enables us to expand our customer base and attract a broader range of customers, including large customers with operations in a variety of geographic markets.

          Access to Retail Customer Base. In October 2000, we entered into an exclusive multi-year strategic alliance agreement with Lowe's Companies, Inc. (NYSE: LOW) to operate NationsRent locations in select Lowe's home improvement stores. Lowe's is one of the country's premier home improvement retailers and recently reported annual sales for 2005 of more than $43.0 billion. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent at Lowe's locations offer for rent our full line of construction tools and equipment. In addition, they provide us access to the do-it-yourself and small-to-medium contractor customer base. By managing these NationsRent at Lowe's locations, we believe that we have developed an expertise in using high traffic retail space to leverage the products and services available at our stand-alone hub and satellite locations. The NationsRent at Lowe's locations, and other high traffic retail locations we may develop, further diversify our customer base, increase cross-selling potential and enhance brand awareness. We operate 100 locations in Lowe's home improvement stores in eight states. The leases for our NationsRent at Lowe's locations expire in October 2008. Lowe's has recently granted us renewal options to extend our leases for a two-year period through 2010 and for an additional two-year period, with Lowe's approval, through 2012.

          Experienced Management Team. As part of our reorganization, we installed a new senior management team with individuals who average over 20 years of direct industry experience. The team is led by Thomas ("Jeff") Putman, who is our Chief Executive Officer. In addition to its extensive industry experience, the new senior management team brings a history of mutually beneficial relationships with a number of key equipment manufacturers in the industry. These relationships enable us to establish attractive payment terms, purchase discounts and sales and service arrangements with these manufacturers.

Business Strategy

          Diversify Our Revenue Base. For the year ended December 31, 2005, our revenue mix was approximately 71% rental revenue and 29% sales of equipment, merchandise, service, parts, and supplies, compared to approximately 87% and 13%, respectively, for the year ended December 31, 2003, the year in which we implemented our strategy to diversify our revenue mix. We will continue to focus on satisfying the diverse product and service needs of our core rental customers. In addition to growing our rental revenue, we are also growing:

•	sales of new and used equipment;

•	in-shop and on-site maintenance and repairs of customer-owned equipment;

•	sales of parts; and

•	sales of related merchandise and other services.

          We expect that this increased diversification will lead to greater customer satisfaction and retention, as well as improved profitability and return on investment.

          Focus on Our Customers, Fleet and People. We continue to focus on becoming more responsive to our customer needs and optimizing our fleet by:

•	Maintaining smaller, more nimble regional business units in order to concentrate a high level of decision making and management closer to our stores.

•	Maintaining fewer brands of equipment in our core rental fleet. Over time, we believe having a more limited number of brands of equipment will have a positive impact on customer service, repair and maintenance costs, parts inventory, operator and mechanic training, and overall fleet performance.

•	Enhancing training and development programs for our employees. These programs are designed to build business skills at the local level and allow store management to tailor our products and service offerings to meet local customers' needs.

Operations

          Our operations consist of:

•	renting a full range of equipment to construction, homeowner and industrial customers;

•	selling used equipment;

•	selling new equipment;

•	selling merchandise, parts and supplies; and

•	selling maintenance, repair and related services to complement our equipment rentals and sales.

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

          New Equipment Sales. We are an authorized distributor at many of our locations throughout the United States of several nationally known brands of equipment such as JLG, Lull, SkyTrak, Gradall, and Multiquip, pursuant to distributor arrangements which allow us to sell new equipment and provide warranty services on a non-exclusive basis. We are also an authorized dealer at certain of our locations in select counties in certain states in the United States of several nationally known brands such as Case, Link-Belt and Sullivan-Palatek pursuant to dealer agreements which allow us to sell equipment and provide warranty services in assigned geographic territories. The dealer arrangements also allow us to purchase parts directly from manufacturers at favorable dealer pricing.

          Merchandise, Parts, Supplies and Service. We make available for sale merchandise, parts and supplies and provide maintenance, repair and related services to our entire customer base.

Customers

          We serve over 500,000 customer accounts in the construction, industrial, homeowner and other segments of the equipment rental industry. No single customer accounted for more than 2.0% of our revenue. Our customers vary in size from large Fortune 500 companies to small-to-medium construction contractors, subcontractors, machine operators and homeowners.

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

Sales and Marketing

          We maintain a strong marketing and sales organization to better understand and serve our customers and increase our customer base. We undertake marketing and sales initiatives designed to increase revenue and market share and build brand awareness. We develop marketing plans to support the Company's strategy and we provide advertising and promotional support for our locations.

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

Purchasing

          We acquire equipment from manufacturers with reputations for product quality and reliability. We believe that our size and the quantity of equipment we acquire enables us to purchase equipment directly from manufacturers pursuant to national purchasing agreements at lower prices and on more favorable terms than many smaller competitors. We maintain close relationships with our manufacturers to ensure the timely delivery of new equipment. Although we have implemented preferred vendor programs to standardize portions of our rental fleet and inventories of new equipment and parts, we believe that we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories.

          We select the type and quantity of equipment to be purchased for each of our locations based on the expected needs of the local market.

Competition

          Equipment rental and sales businesses are capital intensive, highly fragmented and characterized by intense price and service competition. We compete through a combination of pricing, service, equipment quality, availability, value and convenience. We compete with independent third parties in all of the markets in which we operate, and we compete with equipment manufacturers that sell and rent equipment to customers, directly and through their dealer networks. We also compete with The Home Depot's tool rental program in the homeowner and small contractor segment of the industry. As a result of industry consolidation in recent years, many of our competitors operate on a regional or national basis.

          At times, industry-wide price pressures on certain classes of equipment have adversely affected equipment companies, and we have, on such occasions, lowered our prices in response to these pressures. Moreover, at times when the equipment industry has experienced equipment oversupply, competitive pressure has intensified, with a negative impact on the industry's rental rates and equipment sales prices.

Certain Operating Restrictions

          As part of our strategic alliance agreement with Lowe's we may not engage, directly or indirectly, in the home-improvement retailing business, except as ancillary to our business, or at our NationsRent at Lowe's locations, advertise for sale any used rental equipment of a kind offered for sale by Lowe's. These restrictions apply to each NationsRent at Lowe's location store only for the surrounding trade areas. These restrictions will expire when our leases expire or are terminated. Our leases currently are scheduled to expire in October 2008. We have options to extend our leases for a two-year period ending October 2010 and for an additional two-year period, with Lowe's approval, ending October 2012.

Employees

          We employ approximately 3,500 persons, less than 170 of which were covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A.    Risk Factors

          We believe the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, are material to an understanding of our company. Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our adoption of Fresh-Start Reporting and related accounting rules may limit your ability to accurately compare our financial results.

          Since emerging from bankruptcy, we have been operating our business under a new capital structure and became subject to the Fresh-Start Reporting rules. Accordingly, our financial results relating to periods prior to the Effective Date are not comparable to periods after our emergence from bankruptcy.

We have only recently achieved positive operating income. Future operating losses may decrease our cash flow which would limit our ability to reinvest in our business, primarily for the purchase of new rental fleet, and to satisfy our debt obligations.

          While we generated operating income of $59.5 million and $27.4 million in 2005 and 2004, respectively, we experienced operating losses of $94.5 million and $47.3 million in 2002 and 2003, respectively. Future operating losses, and the resulting impact on operating cash flow, could adversely affect our business strategy, our ability to service our existing indebtedness and our ability to obtain financing in the future.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

          We have recently replaced our point of sale system which facilitates our ability to monitor and control our operations. We believe that our new system will support our strategy to diversify our revenue mix. We also believe that our new system is sufficiently sophisticated to support an automation of some of our manual controls and processes. Any disruptions in connection with our transition to a new point of sale system or the failure of our new system to operate as expected could adversely affect our operating results by limiting our ability to effectively monitor and control our operations and adjust to changing market conditions in a timely manner.

Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results.

          In connection with the preparation of our 2004 financial statements, as part of our review of our internal controls over financial reporting, we determined that we had certain material weaknesses. During 2005, we took remedial measures to strengthen our internal controls and to address these deficiencies, including the addition of staff, and additional review for transactions relating to non-routine, judgmental and estimation processes and periodic review of rental and sales transactions.

          We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. During the course of our testing, we may identify additional deficiencies and/or material weaknesses which we may not be able to remediate prior to the reporting deadline imposed by the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and therefore, we may report additional material weaknesses in internal controls in the future.

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

          Much of the growth of our business is dependent on private non-residential construction activity. According to government sources, private non-residential construction activity contracted during the period 2001 through 2003. During this period of contraction there was decreased demand and pricing for our equipment, and the equipment industry had significant excess equipment capacity. If private non-residential construction activity begins to contract again, it may weaken equipment rental rates and sales prices, and have an adverse effect on our operating cash flow.

Because all of our existing leases for our NationsRent at Lowe's locations expire on the same date, if we are not able to renew these leases we may be forced to close or relocate up to 100 locations at or around the same time.

          Our existing leases at these Lowe's locations expire in October 2008 with an option to renew such leases through October 2010. Thereafter, Lowe's may not allow us to renew any of those leases or offer to renew such leases on terms that are commercially acceptable to us. If we are unable to relocate such locations within their respective markets to comparable high traffic, retail space with another retailer, it could increase our costs to reposition such operations and create disruptions in repositioning our fleet. These events would have a negative effect on our customers and revenue in those markets. Revenue from our NationsRent at Lowe's locations was approximately $69.0 million for the year ended 2005, which represented approximately 10% of total revenue for the Company.

          The strategic alliance agreement with Lowe's also subjects us to certain non-competition provisions, primarily geographic restrictions, which continue for the duration of our existing leases. See the section entitled "Business — Certain Operating Restrictions."

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

Although we are actively pursuing dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

          As part of our strategy to diversify our revenue base, we have been actively pursuing agreements with leading equipment manufacturers that allow us, in a dealership or distributor capacity, to offer new products and ancillary customer services, including warranty service, to our customers. In some cases, our relationship with these manufacturers is new and we have no experience with them. As we enter into more of these types of arrangements, we will become significantly more dependent upon our relationships with, and the success of, the manufacturers with whom we have relationships. We will depend on the manufacturers to provide us with an inventory of new equipment and parts as well as warranty and other manufacturer support. In addition, once we have become a dealer or distributor of particular brands of equipment, we are transitioning our core rental fleet to such brands because we believe that it will improve customer service, reduce repair and maintenance costs, improve terms on parts and inventory, reduce operator and mechanic training and improve overall fleet performance. General economic downturns or factors such as labor strikes, supply shortages, product defects, negative publicity, including safety recalls of particular equipment, or poor product mix affecting those manufacturers with whom we have contracts would likely have a material adverse effect on our ability to generate revenues and diversify our product mix.

          Finally, because these arrangements are typically short-term, non-exclusive and subject to termination on a minimal amount of notice, the termination of any of these arrangements could limit our ability to continue to sell a particular brand of new equipment and related parts at favorable prices, if at all, and provide warranty and other manufacturer supported services, which would disrupt our sales of new equipment, parts and service as well as our relationships with our customers. It could also increase our costs of maintaining the equipment in our rental fleet.

We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

          We have made, and may continue to make, selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. These acquisitions would involve significant risks and uncertainties, such as:

•	the future valuations of acquired businesses may decrease from the purchase price we paid or the revenues generated by the acquired businesses may not offset increased operating expenses associated with such acquisitions;

•	we might face difficulties in integrating the products, businesses and operations of the acquired businesses in an efficient and effective manner;

•	we may be entering new markets with which we have limited experience and where our competitors may have a stronger market presence;

•	the assumption of potential unknown liabilities; and

•	we could have substantial difficulty incorporating the acquired businesses into our financial reporting procedures and, given current Commission deadlines on reporting any deficiencies in our internal controls and procedures, the acquisition of such businesses could hinder our ability to effectively maintain and analyze our internal controls and procedures.

          Our ability to successfully operate and integrate newly acquired businesses could also determine whether our future acquisitions will be successful, or whether we will attempt further acquisitions at all.

Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

          We are subject to federal, state and local laws and regulations governing occupational health and safety and environmental protection. Under these laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous substances located on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous substances. Some of our existing and former locations use and have used substances that are or may be considered hazardous or otherwise are subject to applicable environmental requirements. We currently use hazardous materials such as solvents to clean and maintain our rental equipment and vehicles. We also generate and dispose of waste such as used motor oil, radiator fluid and solvents, and we may be liable under various federal, state and local laws for environmental contamination at facilities where our waste is or has been disposed. In addition, we dispense petroleum products from underground and above-ground storage tanks located at certain properties that we own or operate. We incur ongoing expenses associated with the removal of older underground storage tanks and other activities to comply with environmental laws, and we also perform remediation at certain of our locations. Environmental and safety requirements may become more stringent or be interpreted and applied more stringently in the future, and we may indemnify other parties for adverse environmental conditions that are currently known to us. Such future changes or interpretations, or the indemnification for such adverse environmental conditions, could cause us to incur substantial additional and unanticipated environmental compliance or remediation costs or penalties related to violations of these laws and regulations.

Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

          Our business exposes us to potential claims for personal injury or death resulting from the use of the equipment we rent or sell, and from injuries caused in motor vehicle accidents in which our delivery or service personnel are involved. We have in the past sought to reduce our exposure to such claims by maintaining comprehensive insurance, subject to a deductible. When our current insurance policy covering such claims expires, we may be unable to renew such coverage upon terms acceptable to us, if at all. If we are able to renew our coverage, the premium rates and deductibles may increase as a result of general rate increases for this type of insurance as well as our historical claims experience and that of our competitors in the industry. If we cannot obtain insurance coverage, it could adversely affect our business by increasing our costs with respect to any claims. Additionally, existing or future claims may exceed the level of our present insurance, and our insurance may not continue to be available on economically reasonable or desirable terms, if at all.

Item 2.   Properties

          Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. We operate 269 locations in 26 states. We lease the real estate for all but three of our locations. We believe that our facilities are sufficient for our current needs. Below is an overview of such locations:

                                                                                       Number of
Region           States with NationsRent Locations                                     Locations
------------     ------------------------------------------------------------------    ---------
Midwest          Indiana, Kentucky, Michigan, Ohio, West Virginia, Pennsylvania            59
Southeast        Florida                                                                   50
Mid-Atlantic     Georgia, North Carolina, South Carolina, Tennessee, Alabama               50
Central          Louisiana, Texas                                                          63
Northeast        Connecticut, Maine, Massachusetts, New Hampshire, New Jersey,
                 New York, Rhode Island                                                    21
West             Arizona, California, Colorado, Nevada, Utah                               26
                                                                                           --
                                                                            Total         269
                                                                                          ===

Item 3.   Legal Proceedings

          On December 17, 2001, NationsRent, Inc. and its subsidiaries filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). In May 2003, after notice and a hearing, the Bankruptcy Court entered a final order to confirm our Plan of Reorganization, as modified. Thereafter, on the Effective Date, distributions were made to creditors and we emerged from bankruptcy protection. On the Effective Date, a creditors' trust for the benefit of holders of general unsecured claims was formed. Pursuant to the Plan of Reorganization, we assigned to the creditors' trust the right to object to all general unsecured claims, as well as the right to pursue all preference actions and other claims or causes of action under sections 544 through 550 of the Bankruptcy Code that were not resolved or released pursuant to the Plan of Reorganization. Pursuant to the Plan of Reorganization, we retained the obligation to administer administrative, priority and secured claims. In 2005, we completed the administration of claims for which we were responsible. In order to close the Chapter 11 cases, we are waiting for the creditors' trust to resolve its objections to general unsecured claims and settle or bring to trial all remaining preference actions.

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

          As of March 31, 2006, there were approximately 55 stockholders of record of our common stock.

          We have not paid any dividends on our shares of common stock and we do not presently have any intention of paying any dividends on our common stock in the future. In addition, the indentures for our Senior Secured Notes and Senior Unsecured Notes (as more specifically defined in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations" (Item 7)) limit our ability to pay dividends.

          Our equity compensation plan information is included in Item 12.

Item 6.   Selected Financial Data

          The following tables set forth our selected consolidated historical financial data. The financial data for the years ended December 31, 2001 and 2002, the five months ended May 31, 2003, the seven months ended December 31, 2003 and the years ended December 31, 2004 and 2005 are derived from our audited consolidated financial statements. Audited consolidated income statement data for the five months ended May 31, 2003, the seven months ended December 31, 2003 and fiscal years ended December 31, 2004 and 2005, and audited consolidated balance sheet data at December 31, 2004 and 2005, are included in our consolidated financial statements contained elsewhere in this report. You should read the consolidated historical selected financial data in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7), our consolidated financial statements and accompanying notes, and other financial data included elsewhere in this report.

          In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the principles of Fresh-Start Reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan of Reorganization, as well as adjustments for Fresh-Start Reporting, were recorded in the consolidated financial statements as of June 1, 2003. Therefore, the term "Company" as used in these financial statements refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003) and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since Fresh-Start Reporting materially changed the amounts previously recorded in our consolidated financial statements, it may be difficult to compare the results of operations of the Predecessor Company with the results of operations of the Successor Company. In addition, a black line separates the financial data pertaining to the periods after the adoption of Fresh-Start Reporting to signify the difference in the basis of preparation of financial information for each respective entity.

                                              Predecessor Company                      Successor Company
                                      -----------------------------------   --------------------------------------
                                                              Five Months   Seven Months
                                      Year Ended December 31,    Ended         Ended      Year Ended    Year Ended
                                      -----------------------   May 31,     December 31, December 31,  December 31,
                                         2001        2002        2003           2003         2004           2005
                                      ----------  ----------  ----------     ----------   ----------     ----------

                                                                  (dollars in thousands)
Statement of Operations Data:
Revenue:
Equipment rentals revenue...........  $ 499,040   $ 419,057   $ 155,567      $ 268,704    $ 460,901      $ 490,735
Sales of equipment, merchandise,
 service, parts & supplies..........     95,619      43,082      20,499         41,833      128,759        204,600
                                      ----------  ----------  ----------     ----------   ----------     ----------
Total revenue.......................    594,659     462,139     176,066        310,537      589,660        695,335
                                      ----------  ----------  ----------     ----------   ----------     ----------
Cost of revenue:
Cost of equipment rentals...........    241,959     240,324     103,367        147,099      250,365        261,937
Rental equipment and vehicle
 depreciation & lease expense.......    143,947     152,764      57,801         62,435      117,463        121,761
Cost of sales of equipment,
 merchandise, service, parts and
 supplies...........................    100,653      38,056      18,764         30,657       77,192        113,973
Impairment of rental equipment......         --      16,923          --             --           --             --
                                      ----------  ----------  ----------     ----------   ----------     ----------
Total cost of revenue...............    486,559     448,067     179,932        240,191      445,020        497,671
                                      ----------  ----------  ----------     ----------   ----------     ----------
Gross profit (loss).................    108,100      14,072      (3,866)        70,346      144,640        197,664
Operating expenses:
Selling, general & administrative
 expenses...........................    124,374      95,998      37,173         66,397      110,050        129,922
Restructuring charge (1)............      9,653          --          --             --           --             --
Impairment of intangible assets
 related to acquired businesses (2).    770,833          --          --             --           --             --
Non-rental equipment depreciation and
 amortization(3)....................     33,740      12,577       5,451          4,787        7,159          8,287
                                      ----------  ----------  ----------     ----------   ----------     ----------
Operating (loss) income (3).........   (830,500)    (94,503)    (46,490)          (838)      27,431         59,455
                                      ----------  ----------  ----------     ----------   ----------     ----------
Interest expense, net...............    109,751      34,389       3,164         15,702       30,346         38,661
Reversal of pre-petition tax
 liabilities........................         --          --          --             --         (926)           (80)
Other (income)/expense, net.........       (731)       (324)        (90)        (2,041)        (401)        (1,241)
                                      ----------  ----------  ----------     ----------   ----------     ----------
                                        109,020      34,065       3,074         13,661       29,019         37,340
                                      ----------  ----------  ----------     ----------   ----------     ----------
(Loss) income before reorganization
 items, (benefit) provision for
 income taxes and cumulative effect
 of change in accounting principle..   (939,520)   (128,568)    (49,564)       (14,499)      (1,588)        22,115
Reorganization items, net (4).......     11,333      32,061  (1,401,121)            --       (1,005)          (214)
                                      ----------  ----------  ----------     ----------   ----------     ----------
(Loss) income before (benefit)
 provision for income taxes and
 cumulative effect of change in
 accounting principle...............   (950,853)   (160,629)  1,351,557        (14,499)        (583)        22,329
(Benefit) provision for income taxes     (9,815)         --          --             --           13          3,883
                                      ----------  ----------  ----------     ----------   ----------     ----------
(Loss) income before cumulative
effect of change in accounting
principle...........................   (941,038)   (160,629)  1,351,557        (14,499)        (596)        18,446
Cumulative effect of change in
 accounting principle, net of income
 tax benefit (5)....................      1,359          --          --             --           --             --
                                      ----------  ----------  ----------     ----------   ----------     ----------
Net (loss) income...................  $(942,397)  $(160,629) $1,351,557      $ (14,499)   $    (596)     $  18,446
                                      ==========  ==========  ==========     ==========   ==========     ==========

                                              Predecessor Company                     Successor Company
                                      -----------------------------------   --------------------------------------
                                                At December 31,                        At December 31,
                                      -----------------------------------   --------------------------------------
                                         2001        2002                       2003         2004           2005
                                      ----------  ----------                 ----------   ----------     ----------

                                                                  (dollars in thousands)
Balance Sheet Data:
Cash and Cash equivalents..........   $  23,787   $   6,940                  $  48,644    $  40,625      $  16,246
Rental equipment, net..............     427,407     348,852                    347,076      368,176        491,563
Property and equipment, net........      90,717      80,146                     62,076       61,992         80,946
Total assets.......................     687,516     561,669                    579,763      615,361        777,445
Total debt (6).....................   1,098,552   1,100,957                    288,286      288,881        397,534
Total stockholders' equity
  (accumulated deficit)............   $(501,631)  $(662,260)                 $ 181,683    $ 184,719      $ 220,063

_________________

(1)

During the fourth quarter of 2000, we implemented a plan to restructure certain of our operations. During 2001, we implemented additional actions to restructure certain of our operations pursuant to our 2000 restructuring plan.

(2)

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

(3)

Effective January 1, 2002, we adopted SFAS No. 142. Under SFAS No. 142, we discontinued the amortization of goodwill. Had SFAS No. 142 been in effect for all periods presented, operating loss would have been $(810.6) million for the year ended December 31, 2001.

(4)	Represents net expenses (income) resulting from the reorganization of our business as a result of our bankruptcy filing.

(5)

Effective January 1, 2001, we adopted SFAS No. 133. Under SFAS No. 133, we determined that our interest rate swap was an ineffective hedge and we recorded a $1.4 million charge, net of $1.0 million income tax benefit.

(6)	Total debt is net of unamortized debt discount of approximately $9.9 million, $7.1 million and $8.3 million at December 31, 2005, 2004 and 2003, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes. Upon emergence in June 2003 from bankruptcy proceedings under Chapter 11 of Title 11 of the United States Code, known as the Bankruptcy Code, we adopted the provisions of fresh-start reporting as described in the American Institute of Certified Public Accountants' (referred to herein as "AICPA") Statement of Position (referred to herein as "SOP") 90-7 that resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The allocation of the reorganization value of the Company to its assets in conformity with Statement of Financial Accounting Standards (referred to herein as "SFAS") No. 141, "Business Combinations" materially changed the amounts previously recorded in our consolidated financial statements prior to emergence. As a result, it may be difficult to compare certain items in our financial statements prior to emergence with the same captioned items in our financial statements following emergence.

Overview

          In June 2003 we embarked on a new strategy to become a premier full service equipment provider in the construction equipment industry in terms of safety, reputation and financial performance. Since then we have focused on rebuilding our customer relationships, repositioning and renewing our rental fleet, and providing the motivation and training to our people to make them more effective. We believe that we have achieved several important milestones on the road to building a premier full-service equipment company. We have replaced a substantial portion of our rental fleet with newer name brand fleet. We have upgraded our information systems to the industry standard. We have implemented training and compensation programs to facilitate our transition from a rental-only focus to a full service customer-oriented model. Our results of operations for 2005 reflect these and other key initiatives launched over the past 30 months as well as certain economic and industry factors.

           Our Initiatives

          In 2005, we executed on several of our core strategies that impacted our results of operations:

•	We increased the pace of sales of used equipment to take advantage of the strong market pricing for used equipment. At the same time, we reinvested the proceeds of used equipment sales together with the proceeds from certain long-term financings to replenish and grow our rental fleet. This has allowed us to continue to reduce our fleet age and improve our overall fleet mix. It also has allowed us to accelerate the transition of our fleet to a core group of leading brands and dispose of fleet that does not meet our return hurdles.

•	We believe that the improvements in, and growth of, our rental fleet discussed above have contributed to higher deployment and pricing which has led to growth in our rental revenue. In 2005, we grew our rental fleet approximately 2.9% to an average first cost of approximately $975.5 million.

•	During the first half of 2005, we completed the implementation of a new point of sale system to better support our key initiatives. We believe that the distractions associated with this implementation coupled with the ramp up time in getting the system to operate as expected have negatively impacted our operating results, including our rental revenue growth, for 2005. We believe that most of the disruptions caused by the transition to this new point of sale system are now largely behind us.

•	We continued to emphasize sales of equipment through implementing training and targeted incentive compensation programs, establishing dealer and distributor relationships and increasing inventories of new equipment available for sale. The result was that a majority of our revenue growth was from the sale of new and used equipment.

•	As part of our continuing strategy to expand our customer service offerings, we became an authorized dealer and distributor of several major brands of new equipment, such as JLG, Lull, SkyTrak, Gradall, Multiquip, Case and Link-Belt, at certain of our locations. We built up our new equipment and parts inventories to support our sales and service strategies. We generally align our inventories of new equipment and parts with the types and brands of equipment and parts that we purchase for our rental fleet in order to provide flexibility to our customers, reduce maintenance costs and improve operator and mechanic training. In anticipation of the extended lead times that we experienced in 2005 for new equipment, we further increased inventories in 2005 to meet expected customer demand in 2006.

•	One of our most important initiatives in 2003 was to focus our workforce on creating a safer work environment. Our safety program has resulted in a significant reduction in our insurance costs in 2005.

           Economic and Industry Factors

          In 2005, we believe that the following external factors had an impact on our results of operations:

•	Non-residential construction activity continued to grow in 2005 which has had a positive impact on our rental and sales revenue.

•	Demand for construction equipment in the U.S. relative to supply remains strong, as reflected by continued strong market pricing for used equipment. As discussed above, we took advantage of this favorable market, grew our sales of used equipment, and accelerated the replacement of a significant portion of our rental fleet.

•	Throughout 2005, increased demand for construction equipment resulted in extended delivery times for our purchases of rental fleet and new equipment inventory. This required us to plan for our equipment purchases well in advance of our expected needs. We believe that these extended delivery times are returning to more manageable levels.

•	Worldwide price increases for raw materials and energy have led to an increase in our equipment costs from many of our manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, rental rates and the resale value of used equipment will continue to rise, thereby offsetting much of the increased equipment costs.

•	Recent significant increases in the cost of fuel in the United States have led to increased expense for both off-road and on-road fuel. We purchase a significant quantity of off-road and on-road diesel and gasoline fuel. Off-road fuel is primarily sold to customers for use in our rental equipment, and on-road fuels are consumed primarily in the operation of our delivery vehicles. In response to these increases, we raised the price we charge our customers for use of off-road fuels. Increased costs for on-road fuels, however, are not as directly offset by increased prices to our customers. Competitive pressures often do not allow us to pass on these increased costs to our customers, and we must therefore absorb a portion of the increased costs of fuel. Further significant fuel price increases may potentially reduce our gross profit margin on rentals to the extent we are unable to pass these higher fuel costs on to our customers.

•	In 2005, hurricanes Katrina and Rita struck the Gulf Coast of the United States and the State of Florida causing business interruption to several of our rental locations. Although the hurricanes disrupted third quarter 2005 operations, we do not expect these events to have a material adverse effect on our future financial condition, cash flows or results of operations. Following these events, the results of our operations in the hurricane affected areas were positively impacted.

Impact of Fresh-Start Reporting

          On the Effective Date, NationsRent emerged from bankruptcy proceedings under Chapter 11 of Title 11 of the U.S. Bankruptcy Code pursuant to the Plan of Reorganization. We recognized the effects of the reorganization for accounting purposes on June 1, 2003. Accounting for the reorganization had a significant effect on the carrying value of our assets and liabilities, which makes comparing and understanding the results of our operations from prior to the Effective Date to after the Effective Date more difficult.

          In connection with our emergence from bankruptcy, we determined the fair value of our assets and liabilities pursuant to the AICPA's SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The excess of the fair value of our assets, net of the fair value of our liabilities, over our reorganization value (negative goodwill) at the Effective Date was recorded as a pro rata reduction of the carrying value of our long-lived assets in accordance with SFAS No. 141, "Business Combinations." Accordingly, on the Effective Date, our rental fleet and property and equipment were written down by approximately 44% below fair value, representing a write-down of approximately $179.1 million and $34.4 million, respectively.

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

          These favorable effects on our results of operations will continue until all of the assets written down have been sold, disposed or fully depreciated. At December 31, 2005, there was approximately $14.1 million of estimated fresh start adjustments remaining in our rental fleet, and approximately $18.8 million remaining in our property and equipment accounts. We expect that most of the remaining fresh start adjustments in our rental fleet will affect our results of operations in 2006 and 2007 either through reduced depreciation or adjustments to the gain (loss) on disposal. The majority of the remaining fresh start adjustments in our property and equipment accounts relate to adjustments recorded to leasehold improvements and owned real property. These assets have much longer lives and are not generally disposed of at the same rate as our rental fleet. As a result, the remaining adjustments in our property and equipment accounts will reduce depreciation expense on these long-lived assets over the remaining useful lives of 5 to 20 years.

          Results of Operations

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

                                                                                            Year Over Year
                                                                                               Variance
                                                      Year Ended December 31,          favorable/(unfavorable)
                                                  -----------------------------    ------------------------------
                                                      2005             2004             $                  %
                                                  ------------     ------------    ------------       -----------

                                                                       (dollars in thousands)
Revenue:
Equipment rentals revenue.....................    $   490,735      $   460,901     $    29,834              6.5%
Rental equipment sales........................        121,694           74,519          47,175             63.3
New equipment sales...........................         54,770           30,644          24,126             78.7
Sales of merchandise,
     service, parts & supplies................         28,136           23,596           4,540             19.2
                                                  ------------     ------------    ------------       -----------
Total revenue.................................        695,335          589,660         105,675             17.9
                                                  ------------     ------------    ------------       -----------
Cost of revenue:
Cost of equipment rentals.....................        261,937          250,365         (11,572)            (4.6)
Rental equipment and vehicle depreciation &
     lease expense............................        121,761          117,463          (4,298)            (3.7)
Cost of sales of equipment,
     merchandise, service, parts & supplies...        113,973           77,192         (36,781)           (47.6)
                                                  ------------     ------------    ------------       -----------
Total cost of revenue.........................        497,671          445,020         (52,651)           (11.8)
                                                  ------------     ------------    ------------       -----------
Gross profit:
Gross profit on equipment rentals
     including equipment and vehicle
     depreciation & lease expense.............        107,037           93,073          13,964             15.0
Gross profit on sales of equipment,
     merchandise, service, parts & supplies...         90,627           51,567          39,060             75.7
                                                  ------------     ------------    ------------       -----------
Total gross profit............................        197,664          144,640          53,024             36.7
                                                  ------------     ------------    ------------       -----------
Operating expenses:
Selling, general & administrative expenses....        129,922          110,050         (19,872)           (18.1)
Non-rental equipment depreciation
     & amortization...........................          8,287            7,159          (1,128)           (15.8)
                                                  ------------     ------------    ------------       -----------
Operating income..............................         59,455           27,431          32,024            116.7
                                                  ------------     ------------    ------------       -----------
Interest expense, net.........................         38,661           30,346          (8,315)           (27.4)
Other, net....................................         (1,321)          (1,327)             (6)            (1.0)
                                                  ------------     ------------    ------------       -----------
                                                       37,340           29,019          (8,321)           (28.7)
                                                  ------------     ------------    ------------       -----------
Income (loss) before reorganization items and
     provision for income taxes...............         22,115           (1,588)         23,703              -
Reorganization items, net.....................           (214)          (1,005)           (791)           (78.7)
                                                  ------------     ------------    ------------       -----------
Income (loss) before provision for income taxes        22,329             (583)         22,912
Provision for income taxes....................          3,883               13          (3,870)       (29,769.2)
                                                  ------------     ------------    ------------       -----------
     Net income (loss)........................    $    18,446      $      (596)    $    19,042                -%
                                                  ============     ============    ============       ===========

           Revenue. Equipment rentals revenue increased in 2005 as a result of improved pricing and higher deployment, which resulted from:

•	increased non-residential construction activity;

•	continued strong demand for our equipment; and

•	a greater number of rental units deployed.

          Utilization in 2005 was 50.3% compared to 48.6% in 2004. We believe that the higher deployment discussed above was the key factor in the increase.

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

          Sales of new and used equipment increased in 2005 primarily as a result of our continued emphasis on sales of new equipment and our increased pace of sales of used equipment to accelerate the replacement of rental fleet by taking advantage of strong market pricing.

          Gross profit. Gross profit margin on equipment rentals, including equipment and vehicle depreciation and lease expense, increased from 20.2% in 2004 to 21.8% in 2005.

          Gross profit on equipment rentals increased primarily as a result of:

•	the $29.8 million increase in revenue;

•	a $6.1 million decrease in depreciation expense related to delivery vehicles that became fully depreciated in mid-2004; and

•	a $2.4 million decrease in insurance claims expense primarily related to our focus on creating a safer work environment.

          The increase in gross profit on equipment rentals was partially offset by:

•	a $10.8 million increase in depreciation expense related to the replacement of fully depreciated rental equipment with new equipment;

•	a $6.3 million increase in employee-related expenses primarily related to increased headcount to support our key initiatives as well as increased labor costs in general;

•	a $2.3 million increase in personal property taxes related to the replacement of fully depreciated equipment and vehicles with new equipment and vehicles; and

•	a $2.3 million increase in delivery and transportation expense primarily related to increased on-road fuel expense.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 40.0% in 2004 to 44.3% for the same period in 2005. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.

          Gross profit on rental equipment sales increased as a result of higher sales volume and continued improvement in pricing due to strong demand for equipment.

          In addition, gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the estimated effect of fresh start reporting ($ in thousands):

                                                          Twelve Months Ended December 31,
                                                      --------------------------------------------
                                                               2005                     2004
                                                      ---------------------  ---------------------
Reported gross profit...............................   $  74.4       61.2%    $  38.3       51.4%
Write-down on Effective Date(1).....................     (45.9)                 (32.8)
Additional depreciation expense(2)..................      39.1                   16.6
                                                      ---------- ----------  ---------- ----------
Net change resulting from fresh-start...............      (6.8)                 (16.2)
Normalized gross profit.............................   $  67.6       55.6%    $  22.1       29.7%

_________________

(1)   Represents the write down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective period.

(2)   Represents the estimated additional depreciation expense on the rental fleet that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

          Operating expenses. Operating expenses increased in 2005 primarily as a result of:

•	a $3.9 million increase in permanent and temporary labor required to support our growth initiatives;

•	a $3.9 million increase in compensation and sales commissions related to our increased revenue;

•	a $2.9 million increase in the provision for doubtful accounts primarily related to the increase in revenue;

•	a $1.9 million increase in professional fees primarily related to our 2004 audit and compliance with the Sarbanes-Oxley Act;

•	a $1.7 million increase in marketing expenses to support our growth initiatives;

•	a $1.2 million increase in automobile allowances due to the adoption in 2004 of a car allowance program, in lieu of Company-owned vehicles; and

•	a $1.2 million increase in employee benefits expense related to the initiation of a 401(k) match in 2005.

          The increase in operating expenses was partially offset by a $3.0 million decrease in stock compensation expense that reflects the vesting of fewer restricted stock awards in 2005 as compared to 2004.

          Selling, general and administrative expenses as a percentage of total revenue was 18.7% in both 2005 and 2004.

          Interest expense, net. The increase in interest expense in 2005 primarily relates to interest incurred on our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005, partially offset by a reduction in interest incurred on our Convertible Subordinated Notes payable, which were redeemed or converted into equity in June 2005.

          Provision for income taxes. The increase in provision for income taxes in 2005 relates to achieving income before income taxes of approximately $22.3 million for the first time since emergence from bankruptcy partially offset by the realization of $4.4 million of income tax benefits from our net operating loss carryforwards.

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

                                                                                            Year Over Year
                                                                                               Variance
                                                     Year Ended December 31,           favorable/(unfavorable)
                                                  -----------------------------    -------------------------------
                                                      2004             2003              $                  %
                                                  ------------     ------------    ------------       ------------

                                                                       (dollars in thousands)
Revenue:
Equipment rentals revenue.....................    $   460,901      $   424,271     $    36,630              8.6%
Rental equipment sales........................         74,519           28,593          45,926            160.6
New equipment sales...........................         30,644           15,212          15,432            101.4
Sales of merchandise,
     service, parts & supplies................         23,596           18,527           5,069             27.4
                                                  ------------     ------------    ------------       ------------
Total revenue.................................        589,660          486,603         103,057             21.2
                                                  ------------     ------------    ------------       ------------
Cost of revenue:
Cost of equipment rentals.....................        250,365          250,466             101              --
Rental equipment and vehicle depreciation &
     lease expense ...........................        117,463          120,236           2,773              2.3
Cost of sales of equipment,
     merchandise, service, parts & supplies...         77,192           49,421         (27,771)           (56.2)
                                                  ------------     ------------    ------------       ------------
Total cost of revenue.........................        445,020          420,123         (24,897)            (5.9)
                                                  ------------     ------------    ------------       ------------
Gross profit:
Gross profit on equipment rentals
     including equipment and vehicle
     depreciation & lease expense.............         93,073           53,569          39,504             73.7
Gross profit on sales of equipment,
     merchandise, service, parts & supplies...         51,567           12,911          38,656            299.4
                                                  ------------     ------------    ------------       ------------
Total gross profit............................        144,640           66,480          78,160            117.6
Operating expenses:
Selling, general & administrative expenses....        110,050          103,570          (6,480)            (6.3)
Non-rental equipment depreciation
     & amortization...........................          7,159           10,238           3,079             30.1
                                                  ------------     ------------    ------------       ------------
Operating income (loss).......................         27,431          (47,328)         74,759              --
Interest expense, net.........................         30,346           18,866         (11,480)           (60.9)
Other, net....................................         (1,327)          (2,131)           (804)           (37.7)
                                                  ------------     ------------    ------------       ------------
                                                       29,019           16,735         (12,284)           (73.4)
                                                  ------------     ------------    ------------       ------------
Loss before reorganization items and provision
     for income taxes.........................         (1,588)         (64,063)         62,475             97.5
Reorganization items, net.....................         (1,005)      (1,401,121)     (1,400,116)          (100.0)
                                                  ------------     ------------    ------------       ------------
(Loss) income before provision for income taxes          (583)       1,337,058       1,337,641              --
Provision for income taxes....................             13               --             (13)             --
                                                  ------------     ------------    ------------       ------------
     Net (loss) income .......................    $      (596)     $ 1,337,058     $(1,337,654)             --%
                                                  ============     ============    ============       ============

           Revenue. Equipment rentals revenue increased in 2004 as a result of improved pricing and higher deployment, which resulted from:

•	a year-over-year improvement in non-residential construction activity;

•	continued strong demand for our equipment;

•	a greater number of rental units deployed; and

•	increased investment through the purchase of new fleet and repair of old fleet.

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

          Gross profit. Gross profit margin on equipment rentals, including equipment and vehicle depreciation and lease expense, increased from 12.6% in 2003 to 20.2% in 2004.

          Gross profit on equipment rentals increased primarily as a result of:

•	the $36.6 million increase in revenue;

•	the elimination of $29.7 million of lease expense related to operating leases that was eliminated when we rejected or bought out the leases as part of our reorganization and subsequent recapitalization and with proceeds from the issuance of the Senior Secured Notes; and

          The increase in gross profit on equipment rentals was partially offset by:

•	a $19.8 million net increase in depreciation expense that resulted from a combination of rental fleet and delivery vehicle additions when we bought out certain leases, and from a change in our depreciation estimate related to changes in useful lives and salvage values for certain of our assets, partially offset by the writedown of our rental fleet as a result of our adoption of fresh-start reporting; and

•	a $6.3 million increase in repair and maintenance expense due to the increased deployment of our rental fleet.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies increased from 20.7% in 2003 to 40.0% for the same period in 2004. The increase was primarily a result of the increase in gross profit margin on rental equipment sales.

          Gross profit on rental equipment sales increased primarily as a result of:

•	continued improvement in pricing; and

•	a greater volume of sales through retail channels, which yield higher margins, versus auction channels.

          In addition, gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the estimated effect of fresh start reporting ($ in thousands):

                                                                Twelve Months Ended December 31,
                                                        ------------------------------------------------
                                                                 2004                      2003
                                                        ----------------------    ----------------------
Reported gross profit.................................  $  38.3         51.4%     $  5.9          20.7%
Write-down on Effective Date(1).......................    (32.8)                    (9.3)
Additional depreciation expense(2)....................     16.6                      1.7
                                                        ----------   ---------    ----------   ---------
Net change resulting from fresh-start.................    (16.2)                    (7.6)
Normalized gross profit...............................  $  22.1         29.7%     $ (1.7)         (5.9)%

_________________

(1)   Represents the write down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective period.

(2)   Represents the additional estimated depreciation expense on the rental fleet that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

          Operating expenses. Operating expenses increased in 2004 primarily as a result of:

•	a $9.7 million increase in compensation and sales commissions related to our increased revenue and an incentive compensation plan supporting our key initiatives;

•	a $2.3 million increase in automobile allowances due to the adoption of a car allowance program, in lieu of Company-owned vehicles;

•	a $2.6 million increase in professional fees for tax, legal, audit and appraisal services, and for outside services for compliance with the Sarbanes-Oxley Act; and

•	a $4.0 million increase in a variety of expenses incurred to support our strategic initiatives, including expenses for travel, information systems and facilities.

          The increase in operating expenses was partially offset by:

•	a $3.7 million decrease in the provision for doubtful accounts in 2004, resulting from improved collection results; and

•	a $5.2 million decrease in compensation expense that reflects the vesting of less restricted stock awards in 2004 as compared to 2003.

          The decrease in non-rental depreciation in 2004 was primarily due to a $2.7 million decrease in amortization and depreciation of leasehold improvements and information system assets, which were written down as a result of our fresh-start reporting.

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

           Sources and Uses of Cash

          Our business is highly capital intensive as a result of our significant investment in rental equipment and delivery vehicles. The annual capital expenditures necessary to maintain, replace and grow our fleet are substantial. While during any given year we can manage the replacement requirements by reducing or increasing the amount of used equipment we sell or by deferring the purchase of replacement rental fleet, the annual cash needs are nonetheless considerable. In addition, while less significant, we must make annual expenditures to maintain and invest in new and improved information systems, and to upgrade and maintain our store locations.

          In connection with the completion of our reorganization, certain of our current stockholders invested $80.0 million through the purchase of a combination of common stock, preferred stock and convertible subordinated notes. These funds, along with funds obtained from our then existing credit facility, were used to pay the costs of our reorganization, to purchase rental fleet previously financed under leases, and for general working capital purposes. In October 2003, we issued $250.0 million in senior secured notes and used the net proceeds to fund the purchase of new and replacement rental fleet, and to retire then existing other indebtedness. In April 2005, we issued $150.0 million in senior unsecured notes and used the net proceeds for general corporate purposes and to redeem a portion of our outstanding convertible subordinated notes. Detailed descriptions of our Credit Facility, Senior Secured Notes and Senior Unsecured Notes are included in the discussion under "Debt and Other Obligations" which follows.

           Cash Flows in 2005 and 2004

          In 2005, we had sufficient cash on hand and cash generated from operations and financing activities to meet our cash needs. We generated cash primarily from the following sources (in thousands):

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                       2005         2004
                                                                    ----------   ----------
     Cash from operations........................................     $  59.0      $ 105.2
     Proceeds from the sale of rental equipment and vehicles.....       121.4         75.4
     Proceeds from debt issuance.................................       152.2           --
                                                                    ----------   ----------
                                                                      $ 332.6      $ 180.6
                                                                    ==========   ==========

          We used cash primarily for:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                       2005         2004
                                                                    ----------   ----------
     Purchases of rental equipment...............................     $ 278.4      $ 167.2
     Purchase and improvement of other property and equipment....        32.8         18.7
     Redemption of convertible notes.............................        30.7           --
     Acquisition of business.....................................         7.4           --
     Payment of debt issuance costs..............................         6.2          1.3
                                                                    ----------   ----------
                                                                      $ 355.5      $ 187.2
                                                                    ==========   ==========

          As of December 31, 2005, we had no borrowings under our credit facility, and our availability under this facility was $69.8 million, after taking into account $23.0 million of outstanding letters of credit.

           Adequacy of Capital Resources

          Our sources of cash over the next twelve months are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment, floor plan and other short-term financings and borrowings under our credit facility. We also may use operating leases to finance delivery vehicles.

          Our uses of cash over the next twelve months are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service, which is primarily payment of $38.0 million of interest on our Senior Secured and Senior Unsecured Notes. We are currently planning rental equipment expenditures over the next twelve months, net of proceeds from sales of rental equipment, of approximately $100.0 million. We estimate that capital expenditures for non-rental assets over the next twelve months will approximate $15.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.

          We believe that our existing infrastructure of stores is largely sufficient to support our current and near-term operating activities. In addition, while we are presently focused primarily on internal growth, we may explore additional new store openings and strategic acquisitions that may be available in desirable locations or at favorable prices. If these activities are significant, we may be required to raise additional capital through debt or equity financing.

          We believe we can fund our planned business activities during the next twelve months with the sources of cash described above.

           Debt and Other Obligations

          Senior Secured Notes. In October 2003, we completed a private offering of $250.0 million aggregate principal amount of 9.5% senior secured notes due 2010, or the Original Senior Secured Notes. We pay interest on the notes semi-annually in cash, in arrears, on October 15 and April 15, at an annual interest rate of 9.5%. The notes mature on October 15, 2010. The net proceeds were used to repay amounts outstanding under the Credit Facility (as defined below), equipment-related purchase money obligations, equipment leases, and for other general corporate purposes.

          In September 2004, we completed a registered exchange offer with 100% of the Original Senior Secured Notes being exchanged for new 9.5% senior secured notes, or the New Notes, and together with the Original Senior Secured Notes, the Senior Secured Notes. The New Notes have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and will be treated under the indenture as a single class with the Original Senior Secured Notes.

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

          The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our rental equipment (other than titled vehicles), subject to certain permitted liens. We are required to certify each December and June during the term of the Senior Secured Notes that our collateral value coverage ratio is at least 2.0 to 1.0. At December 31, 2005, we were in compliance with this requirement.

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

          In April 2005, we amended the indenture governing the Senior Secured Notes, with approval from the requisite number of holders of the Senior Secured Notes, to allow us to redeem all of our outstanding 6.5% Convertible Subordinated Notes due 2008. In June 2005, we redeemed our convertible subordinated notes using a portion of the proceeds of our offering of Senior Unsecured Notes. See—"Senior Unsecured Notes."

          Credit Facility. In June, 2003, we entered into a senior secured revolving credit facility, the Credit Facility, with an aggregate commitment of up to $150.0 million with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan of Reorganization, to pay transaction expenses incurred in connection therewith and to refinance the Company's then existing indebtedness. In October 2003, we amended and restated the Credit Facility to reduce the aggregate commitments to up to $75.0 million (including a $30.0 million sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of the Senior Secured Notes. In December 2004, we entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. In April 2005, we amended and restated the Credit Facility to, among other things, increase the availability from $75.0 million up to $100.0 million (including a $40.0 million sub-limit for letters of credit) and extend the maturity of the facility to April 2010.

          Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.50%. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on our assets, except for our rental equipment and inventory. The facility is also secured by a pledge of the capital stock of our subsidiaries. We may also grant to the lenders under such facility certain mortgages and other security interests on certain of our real property.

          The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At December 31, 2005, we were in compliance with this requirement.

          Senior Unsecured Notes. In April 2005, we completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015, or the Original Senior Unsecured Notes. We pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. We used a portion of the proceeds from the offering to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008 that had not been converted and the remaining net proceeds from the offering for general corporate purposes.

          In July 2005, we completed a registered exchange offer with 100% of the Original Senior Unsecured Notes being exchanged for new 9.5% senior unsecured notes, or the New Unsecured Notes, and together with the Original Senior Unsecured Notes, the Senior Unsecured Notes. The New Unsecured Notes have substantially identical terms as the Original Senior Unsecured Notes, except that the New Unsecured Notes are freely transferable. The New Unsecured Notes evidence the same debt as the Original Senior Unsecured Notes, are entitled to the benefits of the indenture governing the Original Senior Unsecured Notes and are treated under the indenture as a single class with the Original Senior Unsecured Notes.

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

          We used a portion of the proceeds from the offering of the Senior Unsecured Notes to redeem $30.8 million aggregate principal amount of our 6.5% Convertible Subordinated Notes due 2008 plus accrued and unpaid interest of $4.3 million, of which $90,000 was unpaid as of December 31, 2005. Upon redemption of such notes, we wrote off the remaining balance of unamortized debt issuance costs related to the issuance of such notes, which was $320,000 at June 30, 2005. Prior to the effective time of the redemption, holders of notes representing approximately $14.4 million of aggregate principal amount elected to convert the principal amount of their notes together with approximately $2.0 million of accrued and unpaid interest into 59,503 shares of our common stock. Upon conversion of such notes, approximately $151,000 of unamortized debt issuance costs related to the issuance of such notes is reflected as a reduction in additional paid in capital.

           Off-Balance Sheet Arrangements and Other Contractual Obligations

          The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2005.

Table of Contractual Obligations

                                                                Payment due by period (dollars in millions)
                                                           -----------------------------------------------------
                                                                           Less                          More
                                                                           than       1-3       3-5      than
Contractual Obligations                                       Total       1 Year     Years     Years    5 Years
-----------------------                                    -----------  --------- ---------  --------- ---------

Long-Term Debt Obligations (1)............................ $    661.6   $   45.5  $   76.0   $  326.0  $  214.1
Operating Lease Obligations (2)...........................      337.2       26.9      53.0       51.9     205.4
Purchase Obligations (3)..................................       45.3       44.2       1.0        0.1         -
Other Long-Term Liabilities Reflected on the Registrant's
Balance Sheet under GAAP..................................          -          -         -          -         -
                                                           -----------  --------- ---------  --------- ---------
Total..................................................... $  1,044.1   $  116.6  $  130.0   $  378.0  $  419.5
                                                           ===========  ========= =========  ========= =========

__________________

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

(3)

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

          We believe the following critical accounting policies affect our more significant estimates and underlying assumptions used in the preparation of our consolidated financial statements.

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

          Reserves for claims. We are exposed to various claims relating to our business. These may include claims relating to personal injury or death caused by equipment rented or sold, motor vehicle accidents involving our delivery and service personnel, worker's compensation and employee-benefit related claims. We establish reserves for reported claims that are asserted against us and the claims that we believe have been incurred but not reported. These reserves reflect our estimates of the amounts that we will be required to pay in connection with these claims, net of expected insurance recoveries. Our estimate of reserves is based upon an actuarial reserve analysis that takes into consideration the probability of losses and our historical payment experience related to claims settlements. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. These estimates have varied considerably in the past. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. Accordingly, we may increase or decrease our reserves for claims, and such changes could be significant.

          Revenue recognition. Equipment rentals revenue in the consolidated statements of operations includes revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees, environmental fees and fuel sales. Revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees and environmental fees are recognized on a straight-line basis over the rental contract period.

          As a result of our billing and rental cycles, there are a certain number of rental contracts that have not been billed to customers at the end of the reporting period. We identify each rental contract that has not been billed at the end of such period and calculate and record estimated unbilled revenue for the pro-rata portion of the contract duration that falls within the reporting period based on estimated return dates and other available information.

          We defer revenue on open rental contracts that have been invoiced for a monthly billing cycle for the pro-rata portion of the contract duration that falls in the next reporting period.

          Revenue from the sale of new and used equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled. When used rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. The sales proceeds and related net book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively.

          Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements with certain manufacturers from whom we purchase new equipment. If the transaction meets the applicable accounting provisions of a monetary transaction under Accounting Principles Board ("APB"), No. 29, "Accounting for Nonmonetary Transactions," and SFAS No. 153, "Exchanges of Nonmonetary Assets," then revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. We establish fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals and record sale/purchase revenue up to but not exceeding such fair market value. Any excess sale price over the estimated fair market value of the used equipment sold is accounted for as a reduction of the cost of new equipment we purchased from the same manufacturer and is amortized as a reduction to depreciation expense over the average useful life of the new equipment purchased from the same manufacturers.

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

          Impairment of long-lived assets. We review the valuation of our long-lived assets (including indefinite-lived assets such as goodwill or brands) if the facts and circumstances suggest that the carrying value may be impaired. In addition, we also review our indefinite-lived assets annually. If this review indicates that the carrying value of long-lived assets will not be recoverable, then the carrying value is reduced to its estimated fair value. Recoverability is determined using an undiscounted cash flow analysis over the remaining amortization period. This analysis requires the use of estimates and assumptions. We may adjust these estimates based on changes in economic conditions or other circumstances. If these estimates change in the future, we may recognize write-downs on our long-lived assets. See the sections entitled "Useful lives and salvage value of rental equipment" and "Useful lives and salvage value of property and equipment" above.

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

Seasonality and Fluctuations in Operating Results

          Our operating results are dependent upon activity in the construction industry, which is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, our operating results fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

          Operating results may fluctuate due to other factors including, but not limited to:

•	changes in general economic conditions including changes in national, regional or local construction or industrial activities;

•	the timing of expenditures for new rental equipment and the disposition of used equipment;

•	competitive pricing pressures; and

•	changes in interest rates.

          When we purchase new rental equipment, the depreciation related to such equipment, which begins upon receipt of the equipment into our rental fleet, may contribute to near-term margin decline because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the purchase of rental equipment may reduce our operating margins during a start-up period.

Inflation

          We do not believe that inflation has been a significant factor to the cost of our operations other than the increase in certain raw materials discussed above in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" (Item 7).

Impact of Recently Issued Accounting Standards

          In October 2005, the FASB issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period". The FSP concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of this FSP for operating lease arrangements entered into prior to the effective date of this FSP. The Company does not expect the adoption of this FSP to have any impact on the financial condition or results of operations as the Company has historically recognized rental costs incurred during a construction period as rental expense.

          In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a significant impact on our financial condition or results of operations.

          In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or the term of the lease, including renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not expect that the adoption of EITF 05-6 will have a significant impact on our financial condition or results of operations.

          In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)). SFAS No. 123(R) requires that the cost relating to share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies will be required to apply the provisions of SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

          The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At December 31, 2005, we did not have any variable rate debt outstanding.

Item 8.   Financial Statements and Supplementary Data

          Consolidated financial statements and supplementary data are included herein in Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.   Controls and Procedures

          Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

          In connection with the preparation of our 2004 financial statements, as part of our review of our internal controls over financial reporting, we determined that we had certain material weaknesses. During 2005, we took remedial measures to strengthen our internal controls and to address these deficiencies, including the addition of staff, additional review for transactions relating to non-routine, judgmental and estimation processes and periodic review of rental and sales transactions.

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

Item 9B.   Other Information

          None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

          Each of the persons identified below hold such positions at the Company.

Name                                   Age                       Position
----                                   ---                       --------

Thomas ("Jeff") J. Putman (1).........  55    President, Chief Executive Officer and Director
Bryan T. Rich.........................  49    Executive Director (an officer position) and
                                              Co-Chairman of the Board of Directors
Douglas M. Suliman, Jr. (2)...........  50    Executive Director (an officer position) and
                                              Co-Chairman of the Board of Directors
Charles H. Snyder (3).................  55    Executive Vice President and Chief Operating Officer
Thomas J. Hoyer.......................  43    Executive Vice President and Chief Financial Officer
Joseph H. Izhakoff....................  40    Executive Vice President-- Corporate Development,
                                              General Counsel and Secretary
John C. Scherer.......................  49    Vice President and Treasurer
Robert W. Schiller....................  53    Vice President and Controller
Thomas W. Blumenthal (2)..............  47    Director
Andrew P. Hines (2)...................  66    Director
Irving M. Levine (1)..................  71    Director
Greg A. Rosenbaum (1).................  53    Director

_________________

           (1) Member of the Company's Compensation Committee.

           (2) Member of the Company's Audit Committee.

           (3) Mr. Snyder was appointed as Chief Operating Officer in March 2006.

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

          Bryan T. Rich has been a Co-Chairman of the Board of Directors and an Executive Director (an officer position) since June 2003. Mr. Rich is a co-founder of Phoenix Rental Partners, LLC and through an entity controlled by Mr. Rich is a co-manager of Phoenix Rental Partners, LLC. He also was a Managing Director of Boston Rental Partners, LLC, or Boston Rental, a company formed exclusively for the purpose of obtaining new and used equipment for use by the Company prior to the Company's emergence from bankruptcy. He was Senior Vice President of NationsRent for the Northeast Region from 1998 to 2000, is a trustee of two real estate investment trusts and since 1998 has been the President of TREC, LLC, an active commercial real estate company currently leasing three properties to NationsRent. Mr. Rich was the majority stockholder and President of Logan Equipment, Corp. which was acquired by NationsRent in December 1998. He was a co-founder of Commonwealth National Bank and currently serves on its board of directors. Mr. Rich is a 1978 graduate of Boston College, where he received his Bachelor of Science degree in Operations Management.

          Douglas M. Suliman, Jr. has been a Co-Chairman of the Board of Directors and an Executive Director (an officer position) since June 2003. Mr. Suliman is a co-founder of Phoenix Rental Partners, LLC and through an entity controlled by Mr. Suliman is co-manager of Phoenix Rental Partners, LLC. He also was a Managing Director of Boston Rental. Mr. Suliman also is the founder and President of Island Partners, Ltd., a private merchant banking firm specializing in corporate restructuring, leveraged acquisitions and mergers and acquisitions for both public and private companies, a position he has held since 1990. He graduated in 1977 with a Bachelor of Science degree from the University of Massachusetts at Amherst and in 1980 with a Masters of Business Administration degree from Northeastern University.

          Charles H. Snyder was appointed as our Executive Vice President and Chief Operating Officer in March 2006. Mr. Snyder joined NationsRent in June 2003 as Executive Vice President, Fleet & Asset Management. In such role, Mr. Snyder was responsible for our fleet, real estate and merchandising strategies, including acquisitions, logistics and disposition. Prior to joining NationsRent, Mr. Snyder spent over 25 years at American Equipment Company, most recently as its President.

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

          Joseph H. Izhakoff has been our Executive Vice President — Corporate Development, General Counsel and Secretary since June 2003. Mr. Izhakoff joined NationsRent in 1998 and was the executive vice president, general counsel and secretary to NationsRent. Previously, Mr. Izhakoff was a shareholder/ partner of Akerman, Senterfitt & Edison, P.A., one of Florida's premier law firms, where his practice focused on corporate finance and mergers and acquisitions. Mr. Izhakoff began his career in New York with Paul, Weiss, Rifkind, Wharton & Garrison, a globally oriented, full service law firm with offices worldwide. He received a Bachelor of Science degree with highest honors from the State University of New York at Albany in 1987 and a Juris Doctor degree with honors from Harvard Law School in 1990.

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

          Robert W. Schiller has been our Vice President and Controller since January 2005. Mr. Schiller joined NationsRent in August 1999 as Director of the internal audit group, most recently as our Vice President of Internal Audit and was responsible for administering financial, operational and compliance audits of the Company's processes, systems, and store operations. Mr. Schiller is a Certified Public Accountant and holds a Bachelor of Science, Accounting degree from the State University of New York at Albany, and a Masters in Business Administration degree from Pace University. He is a member of the American Institute of Certified Public Accountants and the Institute of Internal Audit.

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

          Andrew P. Hines has been a director since June 2003 and has more than 25 years of experience as a senior level executive of various companies. Since October 2005, Mr. Hines has served as Vice President and Chief Financial Officer of GenTek Inc., a manufacturer of industrial components and performance chemicals. From 2000 through October 2005, Mr. Hines was a senior partner of Hines & Associates, a management-consulting group. In 2002, Mr. Hines served as Interim Chief Financial Officer of C.P. Kelco, a manufacturer of specialty texturizing and stabilizing ingredients for a broad range of applications. From October 2000 to October 2001, Mr. Hines served as Chief Financial Officer, Chief Operating Officer and Executive Vice President of Ardent Communications (formerly CAIS Internet), a provider of broadband access and bundled data services, which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in October 2001. From October 1997 through June 2000, Mr. Hines served in various executive officer positions, including Executive Vice President and Chief Financial Officer, of Outboard Marine Corporation, a manufacturer of recreational boats and marine engines, which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December 2000. Mr. Hines is a member of the Board of Directors and Chairman of the Audit Committee of Superior Essex Inc., one of the largest manufacturers of wire and cable in the world. Mr. Hines is a Certified Public Accountant and has a Bachelor of Business Administration degree from St. John's University. He is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants and the Financial Executives Institute.

          Irving M. Levine has been a director since June 2003 and has over 40 years experience in the construction industry. Since February 2006, Mr. Levine has been President of CES, Inc., a distributor of environmental products. At the end of 2002, Mr. Levine retired as the Chairman and Chief Executive Officer of Multiquip, Inc., a manufacturer and distributor of small and medium-sized construction equipment and a major supplier to NationsRent, where he worked since 1973. Mr. Levine holds a Bachelor of Science degree in Civil Engineering from Northeastern University.

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

Employment Agreements

          The Company has entered into an employment agreement with each of the following executive officers:

          In 2003, Thomas ("Jeff") J. Putman, our President and Chief Executive Officer, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $621,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Putman received 21,406 shares of restricted stock pursuant to the terms of the Company's 2003 Restricted Stock Plan as described below which as of the date hereof are 100% vested. If Mr. Putman's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to three times his annual base salary in effect at the time of termination.

          In 2003, Bryan T. Rich, one of our two Executive Directors, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $500,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Rich received 41,862 shares of restricted stock pursuant to the Company's Restricted Stock Plan which as of the date hereof are 100% vested. If Mr. Rich's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

          In 2003, Douglas M. Suliman, Jr., one of our two Executive Directors, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $446,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Suliman received 41,863 shares of restricted stock pursuant to the Company's Restricted Stock Plan which as of the date hereof are 100% vested. If Mr. Suliman's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

          In 2003, Charles H. Snyder, our Executive Vice President and Chief Operating Officer, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $325,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Snyder received 2,250 shares of restricted stock pursuant to the Company's Restricted Stock Plan, 50% of which are vested as of the date hereof and 50% of which will vest in equal installments in July 2006 and 2007. If Mr. Snyder's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

          In 2003, Thomas J. Hoyer, our Chief Financial Officer, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $325,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Hoyer received 4,500 shares of restricted stock pursuant to the Company's Restricted Stock Plan, 50% of which are vested as of the date hereof and 50% of which will vest in equal installments in July 2006 and 2007. If Mr. Hoyer's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

          In 2003, Joseph H. Izhakoff, our Executive Vice President — Corporate Development, General Counsel and Secretary, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $328,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Izhakoff received 2,250 shares of restricted stock pursuant to the Company's Restricted Stock Plan, 50% of which are vested as of the date hereof and 50% of which will vest in equal installments in July 2006 and 2007. If Mr. Izhakoff's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination. Upon any termination, Mr. Izhakoff also is entitled to an additional $225,000 cash payment.

          In 2003, John C. Scherer, our Vice President and Treasurer, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $197,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. In 2003, Mr. Scherer received 560 shares of restricted stock pursuant to the Company's Restricted Stock Plan, 50% of which are vested as of the date hereof and 50% of which will vest in equal installments in July 2006 and 2007. If Mr. Scherer's employment is terminated "without cause" or "due to a change in control" he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

          In 2003, Robert W. Schiller, our Vice President and Controller, entered into a four-year employment agreement that provides for a minimum annual base salary, which is currently $224,000, and annual incentive compensation awards of up to 100% of base salary based on performance targets. If Mr. Schiller's employment is terminated "without cause" or "due to a change in control," he would be entitled to a severance payment equal to two times his annual base salary in effect at the time of termination.

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

Code of Ethics

          In March 2006, we adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The purpose of the code is to promote the highest standards of integrity among our directors, officers and employees in their dealings with and on behalf of the Company. The Code of Conduct is available for viewing at the Company's website at www.nationsrent.com.

Item 11.   Executive Compensation

          The following table sets forth certain information regarding compensation we paid to our Chief Executive Officer and to each of our four other most highly compensated executive officers at the end of fiscal 2005:

Summary Compensation Table

                                                                                            Long Term
                                                                Annual Compensation       Compensation
                                                                -------------------       ------------
                                                                                           Restricted
                                                                             Incentive    Stock Awards        All Other
Name and Principal Position                          Year         Salary       Awards          (1)          Compensation
---------------------------                          ----         ------     ---------    ------------      ------------
Thomas J. Putman

   President and Chief Executive Officer (2).....    2005    $ 595,816 (3)   $ 279,244         --         $    4,200 (4)
                                                     2004    $ 578,780 (3)   $ 297,900         --         $   62,322 (5)
                                                     2003    $ 266,710 (3)      --       $ 1,532,241 (6)  $  974,817 (7)

Bryan T. Rich

   Co-Chairman of the Board and Executive
   Director (2)..................................    2005    $ 421,686       $ 210,385         --         $    2,750 (4)
                                                     2004    $ 409,237       $ 206,320         --                --
                                                     2003    $ 209,230          --       $ 2,996,554 (8)  $1,077,618 (9)

Douglas M. Suliman, Jr.

   Co-Chairman of the Board and Executive
   Director (2)..................................    2005    $ 421,686       $ 204,009         --         $    4,200 (4)
                                                     2004    $ 409,237       $ 206,320         --                --
                                                     2003    $ 209,231          --       $2,996,554 (10)  $1,370,263 (11)

Joseph H. Izhakoff

  Executive Vice President-- Corporate
   Development, General Counsel and Secretary (12)   2005    $ 314,645       $ 152,028         --         $    4,200 (4)
                                                     2004    $ 306,577       $ 154,500         --                --
                                                     2003    $ 300,000       $  48,750   $  161,055 (13)  $ 617,375 (14)

Thomas J. Hoyer
  Executive Vice President and Chief Financial
   Officer (2)...................................    2005    $ 313,355 (15)  $ 118,285         --         $    4,200 (4)
                                                     2004    $ 304,771 (15)  $ 121,550         --                --
                                                     2003    $ 139,171 (15)  $  81,000   $  322,110 (16)  $ 372,051 (17)

_________________

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

(3)

This amount includes a cost of living increase of $67,234 for each of 2005 and 2004, and $5,172 for 2003, specifically with respect to the cost of real estate taxes and insurance, made to Mr. Putman as a result of his relocation to South Florida, which increase will remain through 2006.

(4)	This amount reflects matching contributions made by the Company based on participant's contributions to the Company's 401(k) Retirement Savings Plan.

(5)

This amount reflects the gross-up payment made to Mr. Putman to cover the federal and self-employment tax liability incurred in connection with his service as a consultant to the Official Committee of Unsecured Creditors in 2002.

(6)	Pursuant to the Company's 2003 restricted stock plan, all of Mr. Putman's 21,406 shares have vested as of the date hereof.

(7)	This amount includes approximately $95,978 for Mr. Putman's relocation costs and approximately $878,839 for a gross-up payment made to Mr. Putman to pay taxes for restricted stock awards.

(8)	Pursuant to the Company's 2003 restricted stock plan, all of Mr. Rich's 41,862 shares have vested as of the date hereof.

(9)	This amount includes approximately $1,077,618 for a gross-up payment made to Mr. Rich to pay taxes for restricted stock awards.

(10)	Pursuant to the Company's 2003 restricted stock plan, all of Mr. Suliman's 41,863 shares have vested as of the date hereof.

(11)	This amount includes approximately $1,370,263 for a gross-up payment made to Mr. Suliman to pay taxes for restricted stock awards.

(12)

Mr. Izhakoff has served as Executive Vice President — Corporate Development, General Counsel and Secretary since June 2003. Mr. Izhakoff joined NationsRent in 1998 and was the executive vice president, general counsel and secretary to NationsRent, Inc. Mr. Izhakoff also held stock options in the Predecessor Company which were extinguished as part of the Company's Plan of Reorganization and are not reflected in the table.

(13)	Pursuant to the Company's 2003 restricted stock plan, Mr. Izhakoff's 2,250 shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant.

(14)	This amount includes a special reorganization bonus of $225,000, a key employee retention bonus of $300,000 related to the reorganization, and approximately $92,375 for a gross-up payment made to Mr. Izhakoff to pay taxes for restricted stock awards.

(15)	This amount includes a cost of living increase of $21,733 for each of 2005 and 2004, and $1,672 for 2003, specifically with respect to the cost of real estate taxes and insurance, made to Mr. Hoyer as a result of his relocation to South Florida, which increase will remain through 2006.

(16)	Pursuant to the Company's 2003 restricted stock plan, Mr. Hoyer's 4,500 shares vest in equal annual installments (25%) over four years, beginning on the first anniversary of the date of the grant.

(17)	This amount includes approximately $187,300 for Mr. Hoyer's relocation costs and approximately $184,751 for a gross-up payment made to Mr. Hoyer to pay taxes for restricted stock awards.

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

Compensation Committee Report on Executive Officer Compensation

          The compensation committee, or the Committee, was formed by the board of directors in July 2003 following the Effective Date. The Committee must consist of at least three members of the board of directors. The Committee currently consists of Greg A. Rosenbaum and Irving M. Levine, who are not employees of the Company, and Thomas J. Putman, who is our President and Chief Executive Officer. Mr. Putman is required to recuse himself when the Committee discusses his compensation. In 2005, the Committee met on three occasions.

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

          The Company's compensation committee approved the terms of the 2005 incentive compensation plan in May 2005. The plan covered all officers and managers of the Company and was intended to create a culture that rewards eligible participants for their contributions to the Company's success and foster teamwork among working units.

          Under the plan, awards were based upon the achievement of established financial goals (on a Company and/or reporting unit level) as well as other business objectives. Pursuant to the plan, in determining awards for 2005, the following financial criteria was used in evaluating the performance of Mr. Putman and other executive officers, with the relative weights allocated to each category:

•	growth in cash flow (60%);

•	growth in return on investment (20%); and

•	growth in gross profit from sales of new equipment, merchandise, parts and service (20%).

          In addition, 70% of any award was based on the financial criteria described above and 30% was based on the achievement of established individual performance goals that are critical to the long-term success of the Company. In addition, safety performance had a multiplier effect on all awards.

          Awards under the plan were paid in cash and were based on a target incentive of 50% of the participant's base salary. Participants were eligible to receive 100% of the target award if they achieved each of the performance measures established for such participant. However, actual awards ranged from zero to a maximum of two times the target incentive. In order to receive an award, a participant was required to be an employee in good standing with the Company on the date of payment.

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

           Chief Executive Officer Compensation for 2005

           Mr. Putman's annual salary and incentive compensation award was determined by the Committee based on the same criteria as summarized in the preceding paragraphs relative to all executive officers. Mr. Putman's salary for 2005 was increased by 3.33% in March 2005 due to his personal achievement of those goals established by the Committee for the chief executive officer, taking into account criteria such as the effectiveness and quality of his leadership of the Company, his role in management, his contribution to the Company's business and growth strategy and his support of the Company's safety policy. In addition, Mr. Putman received an incentive compensation award of $279,244 for 2005, which was based on the Company's achievement of the financial and safety goals described above and Mr. Putman's achievement of the personal goals associated with his position in the Company.

The Compensation Committee:

Irving M. Levine Thomas J. Putman Greg A. Rosenbaum

Other Employee Benefits

Retirement Savings Plan

          The Company's 401(k) Retirement Savings Plan, or the 401(k) Plan, provides retirement and other benefits to its employees and permits employees a means to save for their retirement. The Company may, at its discretion, make matching contributions under the 401(k) Plan. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code. In March 2006, the Company made matching contributions to participants in the 401(k) Plan of 50% of a participant's contribution to the Plan in 2005 up to 4% of a participant's pay. The Company also provides welfare benefits to its employees, including health, life and disability. The Company's executive officers participate in these plans, however, the benefits do not exceed 10.0% of their respective salaries.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information with respect to the beneficial ownership of NationsRent Companies, Inc. as of March 15, 2006 by:

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

                                                                  Number of     Percentage of Total
Name and Address of Beneficial Owner (1)                        Common Shares    Common Shares (2)
----------------------------------------                      ----------------- -------------------

Stockholders of Five Percent or More
Phoenix Rental Partners, LLC..................................     243,855(3)            14.1%
The Baupost Group, L.L.C......................................   1,133,190(4)            65.5%
Copper Beech Holdings LLC.....................................      89,483(5)             5.18%

Executive Officers and Directors
Thomas J. Putman..............................................      21,406(6)             1.24%
Bryan T. Rich.................................................     285,717(7)            16.52%
Douglas M. Suliman, Jr........................................     285,718(8)            16.52%
Joseph H. Izhakoff............................................       2,250(9)             **
Thomas J. Hoyer...............................................       4,500(9)             **
Thomas W. Blumenthal..........................................          --(10)            --
Andrew P. Hines...............................................       1,366(11)            **
Irving M. Levine..............................................       1,366(11)            **
Greg A. Rosenbaum.............................................       1,366(11)            **
All directors and executive officers as a group (12 persons)..     362,644(12)           20.97%

_________________

(1)

The address for Phoenix Rental Partners, LLC is 101 Lake Street, Sherborn, Massachusetts 01770. The address for Baupost is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116. The address for the NationsRent executive officers and directors named in the above table is NationsRent Companies, Inc., 450 East Las Olas Boulevard, Suite 1400, Fort Lauderdale, Florida, 33301. The address for Copper Beech Holdings LLC is 401 Merrit Seven, 2nd Floor, Norwalk, CT 06851.

(2)	The percentage of total common shares was calculated based on 1,729,091 issued and outstanding shares as of March 15, 2006.

(3)

The members of Phoenix Rental Partners, LLC are Lake Street, LLC, an entity controlled by Mr. Suliman, Sunny Isles, LLC, an entity controlled by Mr. Rich, and various investment partnerships managed by Baupost. Also, Lake Street, LLC and Sunny Isles, LLC are the co-managers of Phoenix Rental Partners, LLC.

(4)

Consists of (i) 819,835 shares of common stock held by various investment partnerships managed by Baupost, which is a registered investment adviser and which beneficially owns such shares as general partner of such investment partnerships, (ii) 243,855 shares of common stock owned by Phoenix Rental Partners, LLC, of which various investment partnerships managed by Baupost are members, and (iii) 69,500 shares of common stock held by AG Rental L.L.C., which is party to a voting agreement with various investment partnerships managed by Baupost pursuant to which such partnerships share voting power of such shares. SAK Corporation, which is wholly owned by Seth A. Klarman, is the managing member of Baupost. Individual investment funds in which 5% or more of the outstanding shares of common stock are held are as follows:

                                                              Number of Common  Percentage of Total
     Record Holder                                                 Shares          Common Shares
     --------------------                                     ----------------  -------------------

     Baupost Private Investments A-1, L.L.C................        106,235              6.14%
     Baupost Private Investments C-1, L.L.C................        274,279             15.86%
     Baupost Private Investments H-1, L.L.C................        127,729              7.39%
(5)	Copper Beech Holding LLC is a wholly-owned indirect subsidiary of General Electric Company.

(6)

Consists of restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, 34% of which vested on the date of grant and the balance of which vest in equal installments on the first and second anniversaries of the date of grant.

(7)

Consists of (i) 41,862 restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, all of which are vested, and (ii) 243,855 shares of common stock owned by Phoenix Rental Partners, LLC, of which Sunny Isles, LLC, an entity controlled by Mr. Rich, is a member. Sunny Isles, LLC is also a co-manager of Phoenix Rental Partners, LLC. Through Sunny Isles, LLC, Mr. Rich exercises shared voting and dispositive power over the shares of common stock held by Phoenix Rental Partners, LLC.

(8)

Consists of (i) 41,863 restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, all of which are vested, and (ii) 243,855 shares of common stock owned by Phoenix Rental Partners, LLC, of which Lake Street, LLC, an entity controlled by Mr. Suliman, is a member. Lake Street, LLC, is a co-manager of Phoenix Rental Partners, LLC. Through Lake Street, LLC, Mr. Suliman exercises shared voting and dispositive power over the shares of common stock held by Phoenix Rental Partners, LLC.

(9)

Consists of restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, which vest in equal installments on the first, second, third and fourth anniversaries of the date of grant.

(10)	Mr. Blumenthal is a managing director of Baupost. Mr. Blumenthal disclaims beneficial ownership of the shares beneficially owned by Baupost.

(11)	Consists of restricted shares of common stock issued pursuant to the Company's 2003 restricted stock plan, all of which vested on the date of grant.

(12)	Includes 118,789 shares of common stock which were issued pursuant to the Company's 2003 restricted stock plan.

** Less than one percent.

Equity Compensation Plan Information

          The following presents equity compensation plan information as of December 31, 2005. As of December 31, 2005, 128,909 shares were outstanding under the Restricted Stock Plan.

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
                                    Number of securities to           Weighted-average             equity compensation
                                    be issued upon exercise           exercise price of              plans (excluding
                                    of outstanding options,         outstanding options,           securities reflected
Plan Category                         warrants and rights            warrants and rights              in column (a))
                                    -----------------------         --------------------          -----------------------
                                              (a)                            (b)                           (c)

Equity compensation plans
approved by security holders:                 n/a                            n/a                           n/a

Equity compensation plans not                 n/a                            n/a                           n/a
approved by security holders:

Restricted Stock Plan                         n/a                            n/a                          12,091
                                           ________                       _________                    ___________
    Total                                                                                                 12,091

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

Real Estate Leases

          TREC, LLC, an entity affiliated with Bryan Rich, one of our Co-Chairmen, and certain affiliates of TREC, LLC are currently leasing three locations to the Company, with payments of approximately $693,000 in the aggregate for the year ended December 31, 2005. In addition, certain immediate family members of Bryan Rich currently lease an additional three locations to the Company, with payments of approximately $264,000 in the aggregate for the year ended December 31, 2005.

Stockholders' Agreement

          Certain of the Company's officers and directors are affiliated with interested stockholders of the Company. Thomas W. Blumenthal, a Company director, is a Managing Director of Baupost. In addition, the Executive Directors and Co-Chairmen of the Board of Directors of the Company, Bryan T. Rich and Douglas M. Suliman, Jr. separately control entities which are members and co-managers of Phoenix Rental Partners, LLC. Certain partnerships managed by Baupost also are members of Phoenix Rental Partners, LLC. Pursuant to the terms of a stockholders' agreement among the Company and the holders of its common stock and preferred stock, the number of directors of the board of directors of the Company is fixed at nine. Under the Stockholders' Agreement, two of the nine directors are designated by the Phoenix Group for so long as the Phoenix Group holds 5% of the outstanding common stock. If the Phoenix Group holds between 1% and 5% of the outstanding common stock, it designates one director. Baupost and its affiliates are entitled to designate: (i) four of the nine directors for so long as Baupost holds 20% of the outstanding common stock; (ii) three directors if Baupost holds between 15% and 20% of the outstanding common stock; (iii) two directors if Baupost holds between 5% and 15% of the outstanding common stock; or (iv) one director if Baupost holds between 1% and 5% of the outstanding common stock. Notwithstanding the foregoing, Baupost has the right to designate four directors if Baupost holds more shares of common stock than any other holder of common stock and Phoenix Group has the right to designate two directors if Phoenix Group holds more shares of common stock than any other holder of common stock (not including Baupost). Baupost has designated Messrs. Blumenthal and Rosenbaum to serve as directors, and the Phoenix Group has designated Messrs. Suliman and Rich to serve as directors. The Company's board of directors currently has seven members and two vacancies. The vacancies are a result of Baupost having designated only two of the four directors it is entitled to select.

Acquisition Consulting Services

          In 2005, Baupost provided consulting services primarily related to a business acquisition. As a result of these services, we paid fees of approximately $101,000 in 2005. The fees related to the business acquisition are reflected as part of the purchase price.

Convertible Subordinated Notes

          In June 2005, in connection with the our redemption of our 6.5% Convertible Subordinated Promissory Notes due 2008, we redeemed approximately $17.7 million principal amount of such notes for cash at 100% of their principal amount together with approximately $2.5 million of accrued and unpaid interest from certain entities affiliated with Baupost.

          In June 2005, in connection with our redemption of its 6.5% Convertible Subordinated Promissory Notes due 2008, we redeemed approximately $2.8 million principal amount of such notes for cash at 100% of their principal amount together with approximately $0.4 million of accrued and unpaid interest from Phoenix Rental Partners, LLC.

Key Employee Housing Assistance Program

          In November 2003, the Company created a limited housing assistance program for certain of its non-executive officers which consisted of certain short-term bridge loans and long-term loans to assist with relocating to Fort Lauderdale, Florida. At the time of the inception of the program, no executive officers were permitted to participate in this program. The short-term loans were secured by the participant's existing out of town residence and were designed to bridge the participant until they could sell such residence. The Company made three bridge loans for an aggregate of $0.9 million which were fully repaid by the participants by the first quarter of 2005. The long-term loans are secured by the participants' South Florida residence and were designed to assist participants who moved from a materially lower cost of living city to South Florida. The Company may withhold up to 40% of a participant's incentive compensation award to reduce the outstanding balance of their loan. As of December 31, 2005, the Company had three long-term loans outstanding in an aggregate amount of approximately $2.4 million. One of those long-term loans was made to Mr. Charles Snyder prior to him becoming an executive officer in March 2006. The original principal amount of the long-term loan to Mr. Snyder was $1.3 million and as of December 31, 2005, the balance was $1.2 million.

Item 14.   Principal Accountant Fees and Services

          The following table presents the aggregate fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004 and fees for other services rendered by Ernst & Young LLP.

                                                              2005                  2004
                                                          ------------          -------------
                                                                    (in thousands)
     Audit fees (1)................................       $     2,385           $      2,698
     Audit related fees (2)........................               194                    371
                                                          ------------          -------------
     Total audit and audit related fees............             2,579                  3,069
     Tax fees (3)..................................                17                     88
     All other fees (4)............................                --                     --
                                                          ------------          -------------
     Total fees....................................       $     2,596           $      3,157
                                                          ============          =============

_________________

(1)

Includes fees for professional services rendered in connection with statutory or financial audits, quarterly reviews of financials, statutory and regulatory filings or engagements and internal control reviews. 2005 fees also include an estimated $800,000 to be billed through the conclusion of the annual audit.

(2)	Includes fees for professional services rendered in connection with registration statements filed with the SEC.

(3)	Includes fees for professional services rendered in connection with federal, state and local tax advice and planning, including compliance and review of income tax returns.

(4)	There were no fees billed by our independent auditors during the years ended December 31, 2005 and 2004 for products and services, other than the services referred to in the preceding footnotes.

          Audit Committee Pre-Approval Policies and Procedures. In accordance with the Company's pre-approval policy, which was adopted in October 2004, the Audit Committee must pre-approve all audit and non-audit engagement services and fees with the independent auditor. In 2005, the Audit Committee provided general pre-approval for the services described above and established pre-approved fee levels for all services to be provided by the independent auditor. Services that do not receive the Audit Committee's general pre-approval or that exceed pre-approved fee levels require specific pre-approval by the Audit Committee. Pre-approvals remain effective for 12 months unless the Audit Committee specifically provides otherwise. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management, and it may not pre-approve non-audit services expressly prohibited by the SEC's rules and relevant guidance. The Audit Committee pre-approved all of the non-audit services provided by the Company's independent auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Report of Independent Registered Public Accounting Firm...............................       F-1

Consolidated Balance Sheets of NationsRent Companies, Inc. as of
   December 31, 2005 and 2004.........................................................       F-2

Consolidated Statements of Operations of NationsRent Companies,
   Inc. for the Years Ended December 31, 2005 and 2004, the Seven
   Months Ended December 31, 2003, and the Five Months Ended
   May 31, 2003.......................................................................       F-3

Consolidated Statements of Stockholders' Equity of NationsRent
   Companies, Inc., for the Five Months Ended May 31, 2003, the
   Seven Months Ended December 31, 2003 and the Years Ended
   December 31, 2004 and 2005.........................................................       F-4

Consolidated Statements of Cash Flows of NationsRent
   Companies, Inc. for the Years Ended December 31, 2005 and
   2004, the Seven Months Ended December 31, 2003 and the Five
   Months Ended May 31, 2003..........................................................       F-5

Notes to Consolidated Financial Statements............................................       F-6

(a)(2) FINANCIAL STATEMENT SCHEDULES

          The following information is included in a separate section of this report following the signature page:

Schedule II: Valuation and Qualifying Accounts........................................      F-38

(a)(3) EXHIBITS

Exhibit Index

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003(1)

2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)

3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)

3.6	By-Laws of the Company(1)

4.1	Form of 9.5% Senior Secured Notes due 2010(1)

4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company's 9.5% Senior Secured Notes due 2010(1)

4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)

4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)

4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)

4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)

4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)

4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)

4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company's 9.5% Senior Unsecured Notes due 2015(5)

4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)

10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)

10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)

10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)

10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)

10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)

10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)

10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)

10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)

10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)

10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)

10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)

10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)

10.13	Form of Key Employee Housing Assistance Program(1)

10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)

10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)

10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)

10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)

10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)

10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)

10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)

10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)

10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)

10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and Nations Rent USA, Inc.(1)

10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)

10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)

10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)

10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)

10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)

10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)

10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)

10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)

10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)

10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)

10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)

10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)

10.33	Employment Agreement, effective July 7, 2003, by and between the Company and Charles H. Snyder (10)

21	List of Subsidiaries (9)

31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)

31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)

32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

_________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-125519), filed June 3, 2005, as amended, and incorporated herein by reference.

(10)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006	NATIONSRENT COMPANIES, INC. (Registrant) By /s/ Thomas J. Putman Title: President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures Title Date

Signatures	Title	Date

/s/ Thomas J. Putman Thomas J. Putman	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Thomas J. Hoyer Thomas J. Hoyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2006

/s/ Robert W. Schiller Robert W. Schiller	Vice President and Controller (Principal Accounting Officer)	March 30, 2006

/s/ Bryan T. Rich Bryan T. Rich	Director	March 30, 2006

/s/ Douglas M. Suliman, Jr. Douglas M. Suliman, Jr.	Director	March 30, 2006

/s/ Thomas W. Blumenthal Thomas W. Blumenthal	Director	March 30, 2006

/s/ Andrew P. Hines Andrew P. Hines	Director	March 30, 2006

Irving M. Levine	Director	March 30, 2006

/s/ Greg A. Rosenbaum Greg A. Rosenbaum	Director	March 30, 2006

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

We have not sent to our security holders either (1) an annual report covering oour fiscal year ending December 31, 2005 or (2) any proxy materials with respect to an annual or special meeting of our security holders. We do not intend to send any such materials. To the extent that we do send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10-K, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EXHIBIT INDEX

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003(1)

2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)

3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)

3.6	By-Laws of the Company(1)

4.1	Form of 9.5% Senior Secured Notes due 2010(1)

4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company's 9.5% Senior Secured Notes due 2010(1)

4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)

4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)

4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)

4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)

4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)

4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)

4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company's 9.5% Senior Unsecured Notes due 2015(5)

4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)

10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)

10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)

10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)

10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)

10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)

10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)

10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)

10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)

10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)

10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)

10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)

10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)

10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)

10.13	Form of Key Employee Housing Assistance Program(1)

10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)

10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)

10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)

10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)

10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)

10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)

10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)

10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)

10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)

10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and Nations Rent USA, Inc.(1)

10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)

10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)

10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)

10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)

10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)

10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)

10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)

10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)

10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)

10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)

10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)

10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)

10.33	Employment Agreement, effective July 7, 2003, by and between the Company and Charles H. Snyder (10)

21	List of Subsidiaries(9)

31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)

31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)

32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

_________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-125519), filed June 3, 2005, as amended, and incorporated herein by reference.

(10)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----

Report of Independent Registered Public Accounting Firm...............................      F-1

Consolidated Balance Sheets of NationsRent Companies, Inc. as of
   December 31, 2005 and 2004.........................................................      F-2

Consolidated Statements of Operations of NationsRent Companies,
   Inc. for the Years Ended December 31, 2005 and 2004, the Seven
   Months Ended December 31, 2003, and the Five Months Ended
   May 31, 2003.......................................................................      F-3

Consolidated Statements of Stockholders' Equity of NationsRent
   Companies, Inc., for the Five Months Ended May 31, 2003, the
   Seven Months Ended December 31, 2003 and the Years Ended
   December 31, 2004 and 2005.........................................................      F-4

Consolidated Statements of Cash Flows of NationsRent
   Companies, Inc. for the Years Ended December 31, 2005 and
   2004, the Seven Months Ended December 31, 2003 and the Five

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NationsRent Companies, Inc.

We have audited the accompanying consolidated balance sheets of NationsRent Companies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsRent Companies, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP
Certified Public Accountants

Ft. Lauderdale, Florida
March 24, 2006

NATIONSRENT COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                    December 31,          December 31,
                                                                                        2005                  2004
                                                                                    ------------          ------------
                                    ASSETS

Cash and cash equivalents.......................................................... $    16,246           $    40,625
Marketable securities..............................................................          35                    --
Accounts receivable, net of allowances of $12,160 and $8,309 at December 31,
  2005 and 2004, respectively......................................................      90,983                79,974
Inventories, net...................................................................      67,875                36,682
Prepaid expenses and other assets (Note 17)........................................      14,655                12,885
Debt issuance costs, net...........................................................       6,729                 6,764
Rental equipment, net..............................................................     491,564               368,176
Property and equipment, net........................................................      80,946                61,992
Intangible assets, net.............................................................       8,105                 8,263
Goodwill...........................................................................         307                    --
                                                                                    ------------          ------------
  Total assets..................................................................... $   777,445           $   615,361
                                                                                    ============          ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable................................................................... $    92,417           $    81,087
Accrued compensation and related taxes.............................................      18,825                15,742
Accrued expenses and other liabilities.............................................      30,943                28,931
Accrued insurance claims...........................................................      13,824                16,001
Debt, net (Notes 6 and 17).........................................................     397,534               288,881
Income taxes payable...............................................................         489                    --
Deferred income tax liability, net.................................................       3,350                    --
                                                                                    ------------          ------------
  Total liabilities................................................................     557,382               430,642
                                                                                    ------------          ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-- $0.01 par value, 1,000,000 shares authorized,
   Series A, $72,002 liquidation preference, 72,002 shares issued and
   outstanding at December 31, 2005 and 2004.......................................           1                     1
  Common stock-- $0.01 par value, 3,000,000 shares authorized, 1,729,091 shares and 1,669,588 shares issued and outstanding at December 31, 2005
    and 2004, respectively.........................................................          17                    17
Additional paid-in capital.........................................................     217,239               200,960
Deferred stock compensation, net...................................................        (548)               (1,164)
Retained earnings (accumulated deficit)............................................       3,354               (15,095)
                                                                                    ------------          ------------
  Total stockholders' equity.......................................................     220,063               184,719
                                                                                    ------------          ------------
  Total liabilities and stockholders' equity....................................... $   777,445           $   615,361
                                                                                    ============          ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                             Successor Company                           Predecessor Company
                                       --------------------------------------------------------------    -------------------
                                           Year Ended            Year Ended        Seven Months Ended     Five Months Ended
                                       December 31, 2005      December 31, 2004    December 31, 2003         May 31, 2003
                                       -----------------      -----------------    ------------------    -------------------
Revenue:
Equipment rentals revenue............  $        490,735       $        460,901     $         268,704     $          155,567
Sales of equipment, merchandise,
   service, parts and supplies.......           204,600                128,759                41,833                 20,499
                                       -----------------      -----------------    ------------------    -------------------
Total revenue........................           695,335                589,660               310,537                176,066
                                       -----------------      -----------------    ------------------    -------------------
Cost of revenue:
Cost of equipment rentals............           261,937                250,365               147,099                103,367
Rental equipment and vehicle
   depreciation and lease expense....           121,761                117,463                62,435                 57,801
Cost of sales of equipment,
   merchandise, service, parts and
   supplies........................             113,973                 77,192                30,657                 18,764
                                       -----------------      -----------------    ------------------    -------------------
Total cost of revenue..............             497,671                445,020               240,191                179,932
                                       -----------------      -----------------    ------------------    -------------------
Gross profit (loss)................             197,664                144,640                70,346                 (3,866)
Operating expenses:
Selling, general and administrative
   expenses........................             129,922                110,050                66,397                 37,173
Non-rental equipment depreciation
   and amortization................               8,287                  7,159                 4,787                  5,451
                                       -----------------      -----------------    ------------------    -------------------
Operating income (loss)............              59,455                 27,431                  (838)               (46,490)
                                       -----------------      -----------------    ------------------    -------------------
Other (income) expense:
Interest expense (Note 17).........              40,042                 30,809                15,790                  3,164
Interest income (Note 17)..........              (1,381)                  (463)                  (88)                    --
Reversal of pre-petition tax
liabilities........................                 (80)                  (926)                   --                     --
Other, net.........................              (1,241)                  (401)               (2,041)                   (90)
                                       -----------------      -----------------    ------------------    -------------------
                                                 37,340                 29,019                13,661                  3,074
                                       -----------------      -----------------    ------------------    -------------------
Income (loss) before reorganization
   items and provision for income
   taxes...........................              22,115                 (1,588)              (14,499)               (49,564)
Reorganization items, net..........                (214)                (1,005)                   --             (1,401,121)
                                       -----------------      -----------------    ------------------    -------------------
Income (loss) before provision for
   income taxes....................              22,329                   (583)              (14,499)             1,351,557
Provision for income taxes.........               3,883                     13                    --                     --
                                       -----------------      -----------------    ------------------    -------------------
Net income (loss)..................    $         18,446       $           (596)    $         (14,499)    $        1,351,557
                                       =================      =================    ==================    ===================
Net income per share:
   Basic                                                                                                 $            23.56
                                                                                                         ===================
   Diluted                                                                                               $            23.56
                                                                                                         ===================
Weighted average common shares
   outstanding:
   Basic                                                                                                             57,364
                                                                                                         ===================
   Diluted                                                                                                           57,364
                                                                                                         ===================

           The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                                                                       Common Stock in
                          Preferred Stock      Common Stock                                                Treasury
                         -----------------   -----------------                                       --------------------
                                                                            Deferred     Retained
                                                                Additional    Stock      Earnings
                         Numbers of          Number of           Paid-In    Compensa-  (Accumulated   Number of
                           Shares   Amount    Shares    Amount   Capital    tion, net    Deficit)      Shares     Amount     Total
                         ---------- ------  ----------  ------  ----------  ---------  ------------  ----------- -------- ----------
Predecessor Company
Balance, December 31,
  2002...................  200,000  $   2   58,429,637  $ 584   $ 471,172   $     --   $(1,131,138)  (1,065,200) $(2,880) $(662,260)
Net income including
 gain on extinguishment
 of debt.................       --     --           --     --          --         --     1,351,557           --       --  1,351,557
                         ---------- ------  ----------  ------  ----------  ---------  ------------  ----------- -------- ----------

Balance, May 31, 2003....  200,000      2   58,429,637    584     471,172         --       220,419   (1,065,200)  (2,880)   689,297
                         ---------- ------  ----------  ------  ----------  ---------  ------------  ----------- -------- ----------

Fresh-start adjustments   (200,000)    (2) (58,429,637)  (584)   (471,172)        --      (220,419)   1,065,200    2,880   (689,297)
Distribution of
 Successor Company
 preferred stock.........   47,777      1           --     --      47,776         --            --           --       --     47,777
Distribution of
 Successor Company
 common stock............       --     --    1,000,000     10      79,990         --            --           --       --     80,000
====================================================================================================================================
Successor Company
Balance, June 1, 2003....   47,777      1    1,000,000     10     127,766         --            --           --       --    127,777
Baupost Investment in
 preferred stock, net....   24,225     --           --     --      23,745         --            --           --       --     23,745
Baupost Investment in
 common stock............       --     --      540,679      5      40,222         --            --           --       --     40,227
Restricted stock awards..       --     --      125,617      2       8,991     (8,991)           --           --       --          2
Amortization of
 deferred compensation...       --     --           --     --          --      4,431            --           --       --      4,431
Net loss.................       --     --           --     --          --         --       (14,499)          --       --    (14,499)
                         ---------- ------  ----------  ------  ----------  ---------  ------------  ----------- -------- ----------
Balance, December 31,
 2003....................   72,002      1    1,666,296     17     200,724     (4,560)      (14,499)          --       --    181,683
Restricted stock awards..       --     --        3,292     --         236       (236)           --           --       --         --
Amortization of
 deferred compensation...       --     --           --     --          --      3,632            --           --       --      3,632
Net loss.................       --     --           --     --          --         --          (596)          --       --       (596)
                         ---------- ------  ----------  ------  ----------  ---------  ------------  ----------- -------- ----------
Balance, December 31,
 2004....................   72,002      1    1,669,588     17     200,960     (1,164)      (15,095)          --       --    184,719
Amortization of
 deferred compensation...       --     --           --     --          --        616            --           --       --        616
Conversion of
 subordinated notes......       --     --       59,503     --      16,279         --            --           --       --     16,279
Change in securities
 market value............       --     --           --     --          --         --             3           --       --          3

Net income...............       --     --           --     --          --         --        18,446           --       --     18,446
                         ---------- ------  ----------  ------  ----------  ---------  ------------  ----------- -------- ----------
Balance, December 31,
 2005....................   72,002  $   1    1,729,091  $  17   $ 217,239   $   (548)  $     3,354           --  $    --    220,063
                         ========== ======  ==========  ======  ==========  =========  ============  =========== ======== ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                              Predecessor
                                                                         Successor Company                       Company
                                                          -----------------------------------------------     -------------
                                                                                             Seven Months
                                                           Year Ended       Year Ended          Ended          Five Months
                                                          December 31,     December 31,      December 31,         Ended
                                                              2005             2004              2003          May 31, 2003
                                                          ------------     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $    18,446      $      (596)      $   (14,499)      $ 1,351,557
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization........................       130,048          124,573            63,961            43,886
  Provision for doubtful accounts......................         8,528            4,889             5,392             3,211
  Amortization of deferred stock compensation..........           616            3,632             4,431                --
  Non-cash reorganization items........................          (214)              --                --        (1,424,231)
  Gain on extinguishment of debt.......................            --               --            (2,427)               --
  Amortization of deferred issuance costs and debt
   discount............................................         3,269            2,918             4,180                --
  Deferred income taxes................................         3,350               --                --                --
  Loss on disposal of non-rental equipment.............           925            2,208               559                35
  (Gain) loss on disposal of rental equipment..........       (70,887)         (36,563)           (5,713)            1,093
  Changes in operating assets and liabilities:
  Accounts receivable..................................       (19,006)         (11,937)           (6,876)           (4,771)
  Inventories..........................................       (31,181)         (14,880)              135            (1,569)
  Prepaid expenses and other assets....................        (1,772)          (1,005)             (421)            8,418
  Accounts payable.....................................        11,331           24,768            17,169            10,557
  Accrued expenses and other liabilities...............         5,076            7,703              (333)           17,919
  Liabilities subject to compromise....................            --               --                --            (1,960)
  Income taxes payable.................................           489             (504)              (59)               (3)
                                                          ------------     ------------      ------------      ------------
  Net cash provided by operating activities............        59,018          105,206            65,499             4,142
                                                          ------------     ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business..............................        (7,417)              --                --                --
  Change in marketable securities......................           (33)              --                --                --
  Purchases of rental equipment........................      (278,423)        (167,235)         (139,031)          (15,793)
  Purchases of property and equipment..................       (32,772)         (18,738)          (13,438)           (4,953)
  Proceeds from disposal of rental equipment and
   vehicles............................................       121,437           75,423            20,009             8,855
  Proceeds from disposal of non-rental equipment.......            --               --               107                12
                                                          ------------     ------------      ------------      ------------
  Net cash used in investing activities................      (197,208)        (110,550)         (132,353)          (11,879)
                                                          ------------     ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debtor-in-possession financing
   facility............................................            --               --                --            24,608
  Proceeds from debt issuance..........................       152,180               --           399,711                --
  Proceeds from issuance of common stock to
   Baupost, net........................................            --               --            40,227                --
  Proceeds from issuance of preferred stock to
   Baupost, net........................................            --               --            23,745                --
  Payment of debt issuance costs and debt discount.....        (6,234)          (1,332)          (19,610)               --
  Repayments of convertible notes......................       (30,722)              --                --                --
  Repayments of debt...................................        (1,413)          (1,343)         (305,168)           (8,449)
  Repayments of debt subject to compromise.............            --               --                --            (1,909)
  Repayments of debtor-in-possession financing
   facility............................................            --               --           (36,860)               --
                                                          ------------     ------------      ------------      ------------
  Net cash provided by (used in) financing
   activities..........................................       113,811           (2,675)          102,045            14,250
                                                          ------------     ------------      ------------      ------------
  Net (decrease) increase in cash and cash
   equivalents.........................................       (24,379)          (8,019)           35,191             6,513
  Cash and cash equivalents, beginning of period.......        40,625           48,644            13,453             6,940
                                                          ------------     ------------      ------------      ------------
  Cash and cash equivalents, end of period.............   $    16,246      $    40,625       $    48,644       $    13,453
                                                          ============     ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid for interest...............................   $    36,815      $    24,551       $     6,294       $     1,740
                                                          ============     ============      ============      ============
  Cash paid for income taxes...........................   $        51      $       201       $        23       $         3
                                                          ============     ============      ============      ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Assets acquired under financial obligations..........   $     6,208      $     1,556       $    68,084       $    73,165
                                                          ============     ============      ============      ============
  Issuance of common stock on conversion of
   outstanding principal of and accrued interest on
   convertible notes...................................   $    16,430      $        --       $        --       $        --
                                                          ============     ============      ============      ============
  Reclassification to accrued expenses of redeemed
   convertible notes that remain unpaid................   $        90      $        --       $        --       $        --
                                                          ============     ============      ============      ============
  Restricted stock awards..............................   $        --      $       236       $     8,993       $        --
                                                          ============     ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONSRENT COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.           Description of the Business

           Reporting Entity

           NationsRent Companies, Inc. together with its subsidiaries (the "Successor Company") is one of the largest full-service equipment companies in the United States. The Company (as defined below in "—Note 2—Significant Accounting Policies") specializes in rentals and also sells new and used equipment with related merchandise, parts and supplies, and provides maintenance and repair services. The Company offers a comprehensive line of equipment and related services to a broad range of construction, industrial and homeowner customers. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

           Reorganization Under Chapter 11

           On June 13, 2003 (the "Effective Date"), NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Predecessor Company" or the "Debtors") emerged from proceedings under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") pursuant to the terms of the First Amended Joint Plan of Reorganization of NationsRent, Inc. and its debtor subsidiaries dated February 7, 2003, as modified (the "Plan"). On the Effective Date, the Predecessor Company merged into an indirect subsidiary of the Successor Company. See "— Note 4 — Reorganization Under Chapter 11 of the Bankruptcy Code" for more information about the Predecessor Company's bankruptcy proceedings.

2.            Significant Accounting Policies

           The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

           Basis of Presentation

           The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

           In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the principles of Fresh-Start Reporting in accordance with the AICPA's SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For accounting purposes, the effects of the consummation of the Plan, as well as adjustments for Fresh-Start Reporting, were recorded in the consolidated financial statements as of June 1, 2003. Therefore, the term "Company" as used in these financial statements refers to the Predecessor Company and its operations for periods prior to June 13, 2003 (and for accounting purposes prior to June 1, 2003) and refers to the Successor Company for periods after June 13, 2003 (and for accounting purposes on or after June 1, 2003). Under Fresh-Start Reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since Fresh-Start Reporting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the financial data pertaining to the periods after the adoption of Fresh-Start Reporting to signify the difference in the basis of preparation of financial information for each respective entity. Accordingly, it may be difficult to compare the Successor Company's post-emergence financial statements with the Predecessor Company's pre-emergence financial statements.

           Between the date the Company filed for protection under the Bankruptcy Code on December 17, 2001 (the "Petition Date") and its emergence from bankruptcy on the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Company's consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. Pursuant to SOP 90-7, revenue and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the consolidated statements of operations separately as reorganization items. Professional fees related to the reorganization were expensed as incurred and interest expense was reported only to the extent that it was to be paid or was an allowed claim. See "— Note 8 — Reorganization Items, Net."

           The Successor Company adopted the accounting policies of the Predecessor Company upon emergence from bankruptcy. In accordance with the Fresh-Start Reporting provisions of SOP 90-7, the Company also adopted the following changes in accounting principles that were required in the consolidated financial statements of the Successor Company within the twelve month period subsequent to the Effective Date: (i) Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities"; and (ii) Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The adoption of these statements did not have a material effect on the Company's results of operations, financial condition or liquidity.

           Cash and Cash Equivalents

           The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

           Inventories

           Inventories consist of equipment, merchandise, parts and supplies and are stated at the lower of cost or market. The cost of new and used equipment is determined by specific identification. The cost of merchandise, parts and supplies is determined using a weighted-average cost basis. In 2005, the accounting method for inventory costing for merchandise, parts and supplies was changed to a weighted-average cost basis from a first-in, first-out cost basis. The Company believes this change is appropriate given the homogenous nature of the merchandise, parts and supplies inventory coupled with a conversion to a system that utilizes accounting applications which track and value merchandise, parts and supplies inventories using the weighted-average cost method. The effect of the adoption of this change did not have a material impact on the stated value of inventory or cost of goods sold in 2005. Prior year balances have not been restated to reflect this change as the impact was not material.

           Provision is made to reduce excess or obsolete inventories to their estimated net realizable value. Inventories, net consist of the following:

                                                                                   December 31, 2005    December 31, 2004
                                                                                   -----------------    -----------------
                                                                                               (in thousands)
New and used equipment.............................................................   $   44,346           $   16,427
Merchandise, parts and supplies, net of allowances of $776 and $636, respectively..       23,529               20,255
                                                                                   -----------------    -----------------
Inventories, net...................................................................   $   67,875           $   36,682
                                                                                   =================    =================

           Debt Issuance Costs and Debt Discount

           Costs relating to borrowings, including debt issuance costs and debt discount, are deferred and amortized to interest expense using the straight-line method, which is not materially different from the effective interest method, over the terms of the related borrowings. Debt discount which represents the difference between the net proceeds, after expense, received upon issuance of debt and the amount repayable at its maturity is recorded as an offset to the face value of the related debt.

           Amortization expense is as follows:

                                                          Successor Company                        Predecessor Company
                                    -----------------------------------------------------------    -------------------
                                                                                Seven Months           Five Months
                                                  Year Ended                        Ended                 Ended
                                    December 31, 2005   December 31, 2004     December 31, 2003        May 31, 2003
                                    -----------------   -----------------     -----------------    -------------------
                                                                      (in thousands)

Debt issuance costs...............  $          1,768    $          1,724      $            948     $               --
Debt discount.....................  $          1,501    $          1,195      $            225     $               --

           Accumulated amortization expense is as follows:

                                                                    December 31, 2005    December 31, 2004
                                                                    -----------------    -----------------
                                                                                (in thousands)

Debt issuance costs................................................ $          7,599     $          5,680

Debt discount...................................................... $          2,921     $          1,420

           In October 2003, the Company wrote-off $3,009,000 of debt issuance costs related to the amendment and restatement of its senior secured revolving credit facilities to reduce the aggregate commitments from $150,000,000 to $75,000,000. See "— Note 6 — Debt — Credit Facility." At the Effective Date, in accordance with Fresh-Start Reporting, the Company wrote-off $15,540,000 in debt issuance costs associated with the prepetition senior secured credit facilities and operating leases being cancelled as part of the Plan. See "— Note 5 — Fresh-Start Reporting."

           Rental Equipment

           Rental equipment purchased by the Company is recorded at cost and includes Fresh-Start Reporting adjustments for equipment in service at the Effective Date. See "— Note 5 — Fresh-Start Reporting." Depreciation of rental equipment includes depreciation on delivery vehicles and is calculated over the estimated useful lives of the equipment and delivery vehicles using the straight-line method. Estimated useful lives vary based upon type of equipment and delivery vehicles. The range of useful lives estimated by management is 18 to 96 months. Rental equipment is depreciated to an estimated salvage value ranging from 0% to 10% of cost based on the type of equipment and expected usage. Rental equipment and vehicle depreciation and lease expense in the accompanying consolidated statements of operations includes net gains or losses recorded upon the sale of delivery vehicles. Rental equipment and vehicle depreciation expense (excluding net gains or losses on sales of delivery vehicles) is as follows:

                                                          Successor Company                        Predecessor Company
                                    -----------------------------------------------------------    -------------------
                                                                                Seven Months           Five Months
                                                  Year Ended                        Ended                 Ended
                                    December 31, 2005   December 31, 2004     December 31, 2003        May 31, 2003
                                    -----------------   -----------------     -----------------    -------------------
                                                                      (in thousands)

Depreciation expense............... $        123,036    $        118,263      $         59,264     $           38,427

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

                                                          Successor Company                        Predecessor Company
                                    -----------------------------------------------------------    -------------------
                                                                                Seven Months           Five Months
                                                  Year Ended                        Ended                 Ended
                                    December 31, 2005   December 31, 2004     December 31, 2003        May 31, 2003
                                    -----------------   -----------------     -----------------    -------------------
                                                                                (in thousands)

Expensed........................... $         85,651    $         83,269      $         48,159     $           28,825

Capitalized........................ $          4,863    $         15,039      $          5,794     $            1,803

           Property and Equipment

           Property and equipment purchased in the ordinary course of business by the Company is recorded at cost and property and equipment obtained through the acquisition of a business is recorded at the estimated fair market value at the time of acquisition. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the lease term, including renewal options, where applicable. Depreciation is recorded on a straight-line basis using an estimated residual value ranging from 0% to 10% over the following estimated useful lives:

     Buildings and improvements.................. 5-39 years
     Furniture, fixtures and office equipment.... 3-7 years
     Vehicles, delivery and shop equipment....... 5-10 years

           Non-rental equipment depreciation expense is as follows:

                                                          Successor Company                        Predecessor Company
                                    -----------------------------------------------------------    -------------------
                                                                                Seven Months           Five Months
                                                  Year Ended                        Ended                 Ended
                                    December 31, 2005   December 31, 2004     December 31, 2003        May 31, 2003
                                    -----------------   -----------------     -----------------    -------------------
                                                                      (in thousands)

Non-rental equipment
     depreciation expense.......... $          8,068    $          6,944      $          4,663     $            5,420

           Non-rental equipment depreciation expense and amortization in the accompanying consolidated statement of operations also includes the amortization of intangible assets. See "—Note 9—Intangible Assets."

           Ordinary maintenance and repair costs are charged to operations as incurred.

           Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally 3 to 5 years. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalized approximately $3,345,000 and $2,200,000 of software costs at December 31, 2005 and 2004, respectively.

           Long-Lived Assets

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. There were no indicators of impairment of long-lived assets at December 31, 2005.

           Intangible Assets

           The intangible assets of the Successor Company represent assets identified during Fresh-Start Reporting in conjunction with the Company's allocation of reorganization value to the Company's assets in conformity with SFAS No. 141, "Business Combinations." As a result of this process the Company identified two intangible assets, brand and customer relationships which were recorded at fair value less the assets' allocated portion of negative goodwill. See "— Note 5 — Fresh-Start Reporting" and "— Note 9 — Intangible Assets" for further discussion. Brand has an indefinite life and customer relationships is being amortized on a straight-line basis over its estimated useful life of 15 years.

           The Company follows the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to be tested for impairment annually or when circumstances warrant. The brand asset is reviewed annually for impairment at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred. The Company has completed an impairment test as of June 30, 2005 for its brand intangible and no impairment charge resulted from this required test. As of December 31, 2005, there existed no indicators of impairment. Customer relationships is a finite-lived asset and is reviewed for impairment using the guidance of SFAS No. 144. See "— Long-Lived Assets."

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

           The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amount approximates fair value (in thousands):

                                                 December 31, 2005              December 31, 2004
                                            ---------------------------    ---------------------------
                                             Carrying         Fair          Carrying         Fair
                                              Amount          Value          Amount          Value
                                            ----------    -------------    ----------    -------------
Liabilities:
Senior secured notes payable, net.......    $  244,131    $  272,500 (a)   $  242,920    $  280,000 (a)
Senior unsecured notes payable, net.....    $  145,940    $  157,500 (a)   $       --    $       --
Convertible subordinated notes payable..    $       --    $       --       $   45,211    $   45,211 (b)

_________________

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

           Equipment rentals in the consolidated statements of operations includes revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees, environmental fees and fuel sales. Revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees and environmental fees are recognized on a straight-line basis over the rental contract period which may be daily, weekly or monthly. Because the terms and conditions of the rental contract can extend across financial reporting periods, the Company records unbilled rental revenue and deferred revenue adjustments at the end of the reporting periods so rental revenue is appropriately stated in the periods presented.

           Revenue from the sales of equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled. When used rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the accompanying consolidated statements of operations.

           Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. The Company accounts for these exchanges at fair value as monetary exchanges under APB No. 29 "Accounting for Nonmonetary Transactions," and SFAS No. 153, "Exchange of Nonmonetary Assets" and revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals and records sale/purchase revenue up to but not exceeding such fair market value. Any excess sale price over the estimated fair market value of the used equipment sold is accounted for as a reduction of the cost of new rental equipment purchased by the Company from the same manufacturer and is amortized as a reduction to depreciation expense over the average useful life of the new rental equipment purchased from the same manufacturer. The following table sets forth the amounts related to the sale/purchase agreements:

                                                                                   Year Ended
                                                                       December 31, 2005    December 31, 2004
                                                                       -----------------    -----------------
                                                                                  (in thousands)
Sale/Purchase revenue...............................................       $   13,217           $   13,367

Excess sale price recorded as reduction of new equipment cost.......       $      692           $      904

Amortization of excess sale price...................................       $      194           $       --

Unamortized balance of excess sale price at end of period...........       $    1,402           $      904

           Shipping and Handling

           Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with delivery of rental equipment and other products are expensed as incurred and are included in cost of revenue.

           Advertising

           Advertising costs are charged to expense as incurred. In addition, the Company participates in cooperative advertising programs with several manufacturers under which the Company received reimbursement for advertising costs. Advertising expense and cooperative reimbursement are as follows:

                                                          Successor Company                        Predecessor Company
                                    -----------------------------------------------------------    -------------------
                                                                                Seven Months           Five Months
                                                  Year Ended                        Ended                 Ended
                                    December 31, 2005   December 31, 2004     December 31, 2003        May 31, 2003
                                    -----------------   -----------------     -----------------    -------------------
                                                                                (in thousands)

Advertising expense..............   $          6,887    $          5,101      $          3,458     $            1,441
Cooperative reimbursement........   $         (1,086)   $         (1,240)     $           (286)    $               --

           Income Taxes

           The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts where expected realization in future periods is deemed to be more likely than not.

           Concentrations of Credit Risk

           Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company's customer base. No single customer represents greater than 10.0% of total accounts receivable.

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

           Stock-Based Compensation

                      Successor Company Restricted Stock

           Restricted stock is issued in exchange for consideration that is less than fair market value and results in the recognition of compensation as the restricted stock vests. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award. The Company amortizes deferred compensation for each vesting layer of a stock award using the straight-line method. See "— Note 13— Restricted Stock."

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

           Pro forma information regarding net income and income per share is required by SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company granted no options in 2003. Upon the Effective Date of the Plan, all options under the Predecessor Company's stock option plans were canceled and such plans terminated. Had compensation cost for all options previously granted been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                                            Predecessor Company
                                                                           ---------------------
                                                                                Five Months
                                                                                   Ended
                                                                                May 31, 2003
                                                                           ---------------------
                                                                           (in thousands, except
                                                                               per share data)

Reported net income.....................................................   $          1,351,557
  Less:  stock-based compensation expense
  determined using the fair value method, net of tax....................                   (608)
                                                                           ---------------------
Pro forma net income....................................................   $          1,350,949
                                                                           =====================
Basic and diluted income per share:
    As reported.........................................................   $              23.56
                                                                           =====================
    Pro forma...........................................................   $              23.55
                                                                           =====================

           The Company used the Black-Scholes model to determine the fair value of options on the date of grant. The Black-Scholes option pricing model uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of the fair value of options. For purposes of pro forma disclosures of net income and income per share, the estimated fair value of the options is amortized to expense over the options vesting period.

           Vendor Rebates

           The Company accounts for vendor rebates in accordance with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." The Company has arrangements with several vendors that provide rebates payable upon the achievement of any of a number of measures, generally related to the volume level of purchases. The Company accounts for such rebates as a reduction of inventory or rental equipment, as applicable. Throughout the year, the Company estimates the amount of the rebate based on the estimate of purchases to date relative to the purchase levels that mark the Company's progress toward earning the rebates. The Company continually revises these estimates of earned vendor rebates based on actual purchase levels.

           Segment Information

           The Company operates in one industry segment consisting of the rental and sales of equipment, sales of merchandise and parts and maintenance and repair services. The Company's operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors underlying strategic decisions are comparable for all products and services. The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's revenue.

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

           Impact of Recently Issued Accounting Standards

           In October 2005, the FASB issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period". The FSP concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of this FSP for operating lease arrangements entered into prior to the effective date of this FSP. The Company does not expect the adoption of this FSP to have any impact on the financial condition or results of operations as the Company has historically recognized rental costs incurred during a construction period as rental expense.

           In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a significant impact on its financial condition or results of operations.

           In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or the term of the lease, including renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not expect that the adoption of EITF 05-6 will have a significant impact on our financial condition or results of operations.

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

3.            Business Acquisition

           In January 2005, the Company acquired substantially all of the assets of an equipment rental company for total consideration of approximately $7,617,000, including acquisition costs. The Company did not assume any liabilities. Of the total purchase price, $500,000 was retained by the Company pending any post closing adjustments related to deficiencies in the acquired assets. As a result of the Company's post closing review, in July 2005, the Company paid approximately $412,000 after post closing adjustments. Also, in connection with the acquisition, the Company agreed to pay 50%, up to a maximum of $200,000, to the former owner for certain potential income tax implications related to the tax allocation of purchase price. The final amount will be determined upon review of the former owner's completed income tax returns. Any future payments made related to this contingency will be considered additional purchase price and allocated accordingly to goodwill.

           The purchase price of approximately $7,417,000 (excluding $200,000 of contingent purchase price) was allocated to the assets acquired, primarily rental equipment, based on their estimated fair values at the date of acquisition. The excess purchase price over the fair values of assets acquired of $307,000 was allocated to goodwill. The purchase price allocation is preliminary and will be adjusted once the outcome of all purchase price contingencies are resolved. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is tested at least annually for impairment.

           The results of operations of the acquired business have been included in the Company's consolidated statement of operations since the acquisition date and did not have a material impact on the Company's results of operations. The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, were not significantly different from the Company's reported results of operations.

4.            Reorganization Under Chapter 11 of the Bankruptcy Code

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

           Under the terms of the Plan, on the Effective Date (i) the holders of allowed claims under the Debtors' prepetition senior secured credit facility received 63.3% of the new common stock, new preferred stock and new convertible subordinated notes of the Successor Company, (ii) a creditors' trust for the benefit of the holders of allowed general unsecured claims received 3.3% of the new securities and $300,000 in cash and (iii) a new investor group purchased 33.3% of the new common stock, new preferred stock and new convertible subordinated notes of the Successor Company for $80,000,000. The new securities held by the creditors' trust are subject to a call option by the Company at a purchase price based on an independent appraisal. The Plan did not provide for any value or distribution to the equity holders of the Predecessor Company.

5.            Fresh-Start Reporting

           As previously discussed, in accordance with SOP 90-7, the Company adopted the provisions of Fresh-Start Reporting as of June 1, 2003. The adoption of Fresh-Start Reporting resulted in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. In connection with its reorganization, the Company determined an estimated reorganization value of approximately $157,777,000 before taking into account the $80,000,000 investment (the "Baupost Investment") by The Baupost Group L.L.C. ("Baupost") on the Effective Date. The estimated total reorganized equity value of the Company aggregated approximately $237,777,000 after taking into account the Baupost Investment. The reorganization value was based on the average prices paid by certain investors that had consolidated more than 50% of the Company's pre-petition senior secured debt in the seven months prior to the filing of the Plan. The average price paid by those investors was applied to the total face value of the pre-petition senior debt as follows (in thousands, except percentage):

     Total face value of pre-petition debt.............................. $ 751,318
     Average trading value..............................................        21%
                                                                         ---------
     Reorganization value............................................... $ 157,777
                                                                         =========

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

           The adjustments entitled "Fresh-Start Adjustments" reflect the adoption of Fresh-Start Reporting, including the adjustments to record rental equipment and property and equipment at their fair values. The assets and liabilities have been recorded at their fair values. The fair value of liabilities was determined based on the present value of amounts to be paid. The excess of the specific tangible net assets over the reorganization value or negative goodwill has been allocated to non-current, non-monetary assets on a pro-rata basis.

           The following reconciliation of the Predecessor Company's consolidated balance sheet as of May 31, 2003 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and Fresh-Start Reporting (in thousands):

                                                        Predecessor                         Fresh-Start       Successor
                                                          Company      Reorganization       Adjustments        Company
                                                        -----------    --------------     ---------------     ---------
ASSETS:
Cash and cash equivalents..........................     $    13,453    $   78,400 (a)     $        --         $  91,853
Accounts receivable, net...........................          70,936            --                  --            70,936
Inventories........................................          21,590            --                  --            21,590
Prepaid expenses and other assets..................          27,709       (14,756)(b)            (480)(i)        12,473
Rental equipment, net..............................         394,909            --            (169,528)(j)       225,381
Property and equipment, net........................          78,146            --             (34,940)(j)        43,206
Intangible assets, net.............................              --            --               8,604 (i)         8,604
                                                        -----------    --------------     ---------------     ---------
   Total assets....................................     $   606,743    $   63,644         $  (196,344)        $ 474,043
                                                        ===========    ==============     ===============     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities not subject to compromise:
  Accounts payable.................................     $    39,386    $       --         $        --         $  39,386
  Accrued compensation and related taxes...........           5,068            --                  --             5,068
  Accrued expenses and other liabilities...........          51,172        (1,431)(c)          (1,795)(k)        47,946
  Debt.............................................         144,120        45,211 (d)              --           189,331
  Income taxes payable.............................              63           500 (e)              --               563
                                                        -----------    --------------     ---------------     ---------
   Total liabilities not subject to compromise.....         239,809        44,280              (1,795)          282,294
Liabilities subject to compromise..................       1,103,269    (1,103,269)(f)              --                --
                                                        -----------    --------------     ---------------     ---------
   Total liabilities...............................       1,343,078    (1,058,989)             (1,795)          282,294
                                                        -----------    --------------     ---------------     ---------
Stockholders' equity (deficit)
  Preferred stock..................................               2             1 (g)              (2)(l)             1
  Common stock.....................................             584            15 (g)            (584)(l)            15
  Additional paid-in-capital.......................         471,172       191,733 (g)        (471,172)(l)       191,733
  Retained earnings (deficit)......................      (1,205,213)      930,884 (h)         274,329 (m)(n)         --
Treasury stock.....................................          (2,880)           --               2,880 (l)            --
                                                        -----------    --------------     ---------------     ---------
   Total stockholders' equity (deficit)............        (736,335)    1,122,633           (194,549)           191,749
                                                        -----------    --------------     ---------------     ---------
   Total liabilities and stockholders' equity
     (deficit).....................................     $   606,743    $   63,644           (196,344)         $ 474,043
                                                        ===========    ==============     ===============     =========

_________________

(a)	To reflect net cash proceeds from the Baupost Investment.

(b)

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

(d)	To record the issuance of convertible subordinated notes according to the terms of the Plan.

(e)	To record a liability for income taxes.

(f)	To record the discharge or settlement of liabilities subject to compromise according to the terms of the Plan as follows (in thousands):

Prepetition senior credit facility and term loan                                $     749,279
Prepetition unsecured notes                                                           274,423
Prepetition secured notes                                                              20,759
Accrued interest                                                                       11,007
Priority tax claims                                                                     4,946
Accounts payable                                                                       16,500
Accrued expenses                                                                       26,355
                                                                                -------------
Total liabilities subject to compromise                                         $   1,103,269
                                                                                =============
(g)	To record the issuance of the Successor Company equity.

(h)	To record the gain on extinguishment of debt.

(i)

To record (i) a $480,000 decrease to prepaid and other assets for the write-off of the Predecessor Company's trademark intangible, (ii) the establishment of intangible assets related to the Company's Brand and its customer relationships at fair value of $15,470,000, offset by a $6,866,000 decrease to intangible assets for the allocation of negative goodwill. See "— Note 7 — Intangible Assets."

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

(k)	To record the elimination of accruals for rent abatement and unfavorable leases.

(l)	To record the elimination of the Predecessor Company equity.

(m)	To record the gain on fresh-start adjustments of $494,748,000.

(n)	To record the elimination of the Predecessor Company's retained earnings of $220,419,000.

           6.     Debt

           Debt consists of the following:

                                                                                                  December 31,
                                                                                          ---------------------------
                                                                                              2005           2004
                                                                                          ------------   ------------
                                                                                                 (in thousands)
Senior secured notes payable due 2010.................................................    $   250,000    $   250,000
Unamortized debt discount--Senior Secured Notes.......................................         (5,869)        (7,080)
Senior unsecured notes due 2015.......................................................        150,000             --
Unamortized debt discount--Senior Unsecured Notes.....................................         (4,060)            --
Postpetition notes payable, bearing interest at prime, interest and principal
  payable on or before January 2007...................................................             --            261
Capital lease obligations payable.....................................................             --            489
Convertible subordinated notes payable due 2008.......................................             --         45,211
Other notes payable...................................................................          7,463             --
                                                                                          ------------   ------------
Total debt............................................................................    $   397,534    $   288,881
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

           In September 2004, the Company completed a registered exchange offer with 100% of the Original Senior Secured Notes being exchanged for new 9.5% senior secured notes (the "New Notes," and together with the Original Senior Secured Notes, the "Senior Secured Notes"). The New Notes have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and are treated under the indenture as a single class with the Original Senior Secured Notes.

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

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of the Company's and its subsidiaries' rental equipment (other than titled vehicles), subject to certain permitted liens. The Company is required to certify each December and June during the term of the Senior Secured Notes that its collateral value coverage ratio, as defined, is at least 2.0 to 1.0. At December 31, 2005, the Company was in compliance with this requirement.

           The indenture governing the Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including limitations on the Company's ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company's ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; and restrictions on the Company's ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

           In April 2005, the Company amended the indenture governing the Senior Secured Notes with approval from the requisite number of consents of the holders of the Senior Secured Notes, to allow the Company to redeem all of its outstanding 6.5% Convertible Subordinated Notes due 2008. In June 2005, the Company redeemed its convertible subordinated notes.

           Senior Unsecured Notes

           On April 26, 2005, the Company completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015 (the "Original Senior Unsecured Notes"). The Company will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, which payments began on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. The Company used a portion of the proceeds from the offering to redeem the Company's outstanding 6.5% Convertible Subordinated Notes due 2008 and the Company will use the remaining net proceeds from the offering for general corporate purposes. See —"Convertible Subordinated Notes Payable."

          In July 2005, the Company completed a registered exchange offer with 100% of the Original Senior Unsecured Notes being exchanged for new 9.5% senior unsecured notes (the "New Unsecured Notes," and together with the Original Senior Unsecured Notes, the "Senior Unsecured Notes"). The New Unsecured Notes have substantially identical terms as the Original Senior Unsecured Notes, except that the New Unsecured Notes are freely transferable. The New Unsecured Notes evidence the same debt as the Original Senior Unsecured Notes, are entitled to the benefits of the indenture governing the Original Senior Unsecured Notes and are treated under the indenture as a single class with the Original Senior Unsecured Notes.

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

          The indenture governing the Senior Unsecured Notes contains various customary affirmative and negative covenants, subject to a number of important limitations and exceptions, including, limitations on the Company's ability to incur additional indebtedness or enter into sale and leaseback transactions; limitations on the Company's ability to repay or prepay subordinated indebtedness; certain restrictions on dividends, stock redemptions and other distributions; restrictions on making certain investments or acquisitions; and restrictions on the Company's ability to grant liens on assets, enter into transactions with stockholders and affiliates, merge, consolidate or transfer assets. The indenture also contains various customary events of default.

           Credit Facility

          In June 2003, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance then existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to up to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of Senior Secured Notes. In December 2004, the Company entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. In April 2005, the Company amended and restated the Credit Facility (the "Amended and Restated Credit Facility") to, among other things, increase the availability from $75,000,000 up to $100,000,000 (including a $40,000,000 sub-limit for letters of credit) and extend the maturity of the facility to April 2010.

          Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.50%. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on the Company's assets, except for the Company's rental equipment and inventory. The facility is also secured by a pledge of the capital stock of the Company's subsidiaries. The Company may also grant to the lenders under such facility certain mortgages and other security interests on certain real property owned by the Company.

          The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At December 31, 2005, the Company was in compliance with this requirement.

          As of December 31, 2005, the Company had no cash borrowings under the Amended Credit Facility and availability under the Amended Credit Facility amounted to $69,800,000, after taking into account approximately $23,000,000 in outstanding letters of credit.

           Postpetition Notes Payable

          The Company renegotiated certain equipment leases as part of the Chapter 11 Cases. The Company entered into settlement agreements with respect to certain of those equipment leases. As part of such settlements, the Company acquired the equipment underlying such leases and issued notes payable to the lessors. During 2005, the Company satisfied all remaining obligations under these notes.

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

          On June 30, 2005, the Company redeemed $30,812,000 aggregate principal amount of its 6.5% Convertible Subordinated Notes for cash at 100% of their principal amount together with approximately $4,347,000 in accrued and unpaid interest. Prior to the effective time of the redemption, holders of notes representing approximately $14,399,000 of aggregate principal amount elected to convert the principal amount of their notes together with approximately $2,031,000 of accrued and unpaid interest into 59,503 shares of the Company's common stock. The note redemption was funded using a portion of the proceeds from the offering of the Senior Unsecured Notes.

          At December 31, 2005, the Company had approximately $90,000 of unpaid principal plus $13,000 of accrued interest related to the redeemed Convertible Subordinated Notes included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Such amounts are expected to be paid in 2006.

          Immediately prior to the above redemption and conversion, the unamortized deferred financing costs related to the issuance of the 6.5% Convertible Subordinated Notes was approximately $471,000. Upon redemption of such notes, the Company charged to interest expense the pro rata portion of the remaining balance of the unamortized debt issuance costs, which was $320,000. The pro rata portion of the remaining balance of the unamortized debt issuance costs related to the notes which were converted amounted to approximately $151,000 and was reflected as a reduction in additional paid-in capital.

           Other Notes Payable

          Other notes payable consist of short-term finance obligations for the purchase of certain rental equipment and the payment of insurance premiums.

           Aggregate Contractually Stated Maturities of Debt

          The aggregate contractually stated maturities of debt as of December 31, 2005 is as follows (in thousands):

         Year                                                                   Amount
         ----                                                              -----------
         2006...........................................................   $     7,463
         2007...........................................................            --
         2008...........................................................            --
         2009...........................................................            --
         2010...........................................................       250,000
         Thereafter.....................................................       150,000
                                                                           -----------
         Total..........................................................   $   407,463
                                                                           ===========

7.            Floor Plan Payable

          During 2005, the Company entered into equipment floor plan arrangements with CNH Capital America LLC, an affiliate of Case Corporation, for Case equipment and with LBX Company LLC for Link-Belt equipment. The terms of these arrangements generally include up to six months interest free payment terms followed by a term during which interest is charged at prevailing market rates. Principal payments are generally due at the earlier of sale of the equipment or up to twenty-four months from the invoice date. Additionally, the Company is required to pay curtailments on equipment that is placed in the Company's rental fleet, based upon the original cost of the equipment and hourly usage. Curtailments are applied against the outstanding principal of the equipment obligation. The floor plan obligations are collateralized by the specific equipment. At December 31, 2005, the Company had approximately $10,573,000 outstanding under these floor plan arrangements, which is included in accounts payable in the accompanying consolidated balance sheets.

          8. Reorganization Items, Net

          Expenses and income directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

                                                        Successor Company                  Predecessor Company
                                          --------------------------------------------     -------------------
                                                           Year Ended                          Five Months
                                                                                              Ended May 31,
                                          December 31, 2005          December 31, 2004             2003
                                          -----------------          -----------------     -------------------
                                                                      (in thousands)

Gain on extinguishment of debt.......     $             --           $           (361)     $         (930,884)
Fresh-start valuation adjustments....                   --                         --                (494,748)
Professional fees....................                 (214)                      (644)                 15,207
Employee expenses....................                   --                         --                   7,212
Facility closures....................                   --                         --                     114
Interest income......................                   --                         --                      (5)
Other................................                                              --                   1,983
                                          -----------------          -----------------     -------------------
  Total reorganization items, net....     $           (214)          $         (1,005)     $       (1,401,121)
                                          =================          =================     ===================

                      Successor Company

          Reorganization income for the years ended December 31, 2005 and 2004 resulted from changes in estimates related to the settlement of tax liabilities and for accrued professional fees related to the Company's emergence from bankruptcy.

                      Predecessor Company

          Gain on extinguishment of debt for the five months ended May 31, 2003 represents the settlement of certain equipment operating leases and debt for amounts less than the Predecessor Company's recorded obligations. Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of retention bonuses paid under a retention program approved by the Bankruptcy Court to ensure the retention of certain key employees and severance payments made to certain employees who were terminated. Facility closure costs consist of miscellaneous charges related to the closing of the stores identified for closure in the reorganization. Interest income consists of interest earned on excess cash balances. Reorganization items excluding the gains on extinguishment of debt and fresh-start valuation adjustments were cash charges.

9. Intangible Assets

          As per the guidance of SFAS No. 141, on the Effective Date, the Company identified all assets and liabilities, including intangible assets that met the recognition criteria of SFAS No. 141, regardless of whether they had been recorded in the financial statements of the Predecessor Company. As part of this process the Company identified the following intangible assets:

                                                                           December 31,
                                                                    ---------------------------
                                                                       2005             2004
                                                                    ----------       ----------
                                                                          (in thousands)
Brand-- indefinite-lived.........................................   $   5,378        $   5,378
Customer relationships...........................................       3,286            3,226
Less: accumulated amortization...................................        (559)            (341)
                                                                    ----------       ----------
Intangible assets, net...........................................   $   8,105        $   8,263
                                                                    ==========       ==========

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

          In January 2005, the Company acquired substantially all of the assets of an equipment rental company for total consideration of approximately $7,617,000, including acquisition costs (See "—Note 3—Business Acquisition"). The excess purchase price over the fair values of assets acquired of $307,000 was allocated to goodwill. In addition, $60,000 was allocated to the customer relationship identified intangible asset which is amortized over its estimated useful life of 15 years.

          Amortization expense related to customer relationships is as follows:

                                                                Year Ended                       Seven Months Ended
                                                 December 31, 2005         December 31, 2004      December 31, 2003
                                                 -----------------         -----------------      -----------------
                                                                             (in thousands)
Amortization expense....................            $       219               $       215            $       125

          As of December 31, 2005, amortization expense of customer relationships for each of the next five years is as follows (in thousands):

         Year                                                                 Amount
         ----                                                             ----------
         2006............................................................ $      219
         2007............................................................        219
         2008............................................................        219
         2009............................................................        219
         2010............................................................        219
         Thereafter......................................................      1,632
                                                                          ----------
         Total........................................................... $    2,727
                                                                          ==========

          10. Stockholders' Equity

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

           Common Stock

          The Company has authorized 3,000,000 shares of $.01 par value common stock. At the Effective Date, the Company issued an aggregate of 1,000,000 shares of common stock to prepetition bank lenders and the creditors' trust in accordance with the Plan. Certain funds managed by Baupost purchased an additional 540,679 shares for an aggregate purchase price of $40,227,000 during 2003. The Company also issued to certain of its officers and directors 3,292 shares and 125,617 shares under the 2003 Restricted Stock Plan during the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively. See "— Note 13 — Restricted Stock." During 2005, the Company issued 59,503 shares of the Company's common stock in connection with the conversion of certain of its 6.5% Convertible Subordinated Notes dues 2008. See "— Note 6 — Debt — Convertible Subordinated Notes Payable." All shares of authorized common stock of the Predecessor Company were cancelled as of the Effective Date.

          11. Commitments and Contingencies

           Operating Leases

          The Company leases real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Some of the Company's leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term, including renewal options. Contractually stated future minimum lease payments under noncancelable operating leases at December 31, 2005 are as follows (in thousands):

         Year                                                               Amount
         ----                                                             ----------
         2006............................................................ $   26,860
         2007............................................................     26,638
         2008............................................................     26,334
         2009............................................................     26,214
         2010............................................................     25,660
         Thereafter......................................................    205,418
                                                                          ----------
      Total.............................................................. $  337,124
                                                                          ==========

Lease expense is as follows:

                                                          Successor Company                        Predecessor Company
                                    -----------------------------------------------------------    -------------------
                                                                                Seven Months           Five Months
                                                  Year Ended                        Ended                 Ended
                                    December 31, 2005   December 31, 2004     December 31, 2003        May 31, 2003
                                    -----------------   -----------------     -----------------    -------------------
                                                                    (in thousands)

Lease expense.......................$          28,584   $          28,214     $          20,469    $            35,931

           Insurance

          The Company's group medical, primary auto liability, commercial general liability, and, in most states, its workers' compensation liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverage. Above the respective primary coverages, the Company has obtained commercial excess/umbrella and excess workers' compensation liability stop loss coverages on a fully insured basis. The Company's exposure to losses for the primary coverages are accrued based on an actuarial analysis of the fully-developed liability for reported claims incurred and fully-developed estimate for claims incurred but not reported. These liabilities are not discounted. Accruals related to the Company's group medical self-insurance programs are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

           Legal Matters

          On December 17, 2001, NationsRent, Inc. and its subsidiaries filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). After notice and a hearing, on May 14, 2003, the Bankruptcy Court entered a final order to confirm the Plan. Thereafter, on the Effective Date, distributions were made to creditors and the Company emerged from bankruptcy protection. On the Effective Date, a creditors' trust for the benefit of holders of general unsecured claims was formed. Pursuant to the Plan, the Company assigned to the creditors' trust the right to object to all general unsecured claims, as well as the right to pursue all preference actions and other claims or causes of action under Sections 544 through 550 of the Bankruptcy Code that were not resolved or released pursuant to the Plan. Pursuant to the Plan, the Company retained the obligation to administer administrative priority and secured claims. In 2005, we completed the administration of claims for which we were responsible. In order to close the Chapter 11 Cases, we are waiting for the creditor's trust to resolve its objections to general unsecured claims and settle or bring to trial all remaining preference actions.

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

          12. Income Taxes

          The components of the provision (benefit) for federal and state income taxes are summarized as follows (in thousands):

                                                                                                        Predecessor
                                                               Successor Company                          Company
                                              --------------------------------------------------        -----------
                                                                                    Seven Months        Five Months
                                                         Year Ended                     Ended              Ended
                                              December 31,       December 31,       December 31,          May 31,
                                                  2005               2004               2003               2003
                                              ------------       ------------       ------------        -----------
Current:
  Federal...................................  $        356       $         --       $         --        $        --
  State.....................................           177                 13                100                 --
                                              ------------       ------------       ------------        -----------
Total current                                          533                 13                100                 --
                                              ------------       ------------       ------------        -----------
Deferred:
  Federal ..................................         3,314                 --                 --                 --
  State.....................................            36                 --               (100)                --
                                              ------------       ------------       ------------        -----------
Total deferred                                       3,350                 --               (100)                --
                                              ------------       ------------       ------------        -----------
Total  provision for income taxes             $      3,883       $         13       $         --        $        --
                                              ============       ============       ============        ===========

           A reconciliation of the statutory federal income tax rate applied to income (loss) before income taxes to the effective income tax rate is as follows (dollars in thousands):

                                                    Successor Company                             Predecessor Company
                            -----------------------------------------------------------------     -------------------
                                            Year Ended                        Seven Months            Five Months
                            -----------------------------------------            Ended                   Ended
                               December 31,           December 31,            December 31,              May 31,
                                   2005                   2004                    2003                   2003
                            -----------------      ------------------     -------------------     -------------------
                              ($)        (%)         ($)         (%)        ($)         (%)         ($)        (%)
                            -------    -------     -------     -------    -------     -------     -------    -------
Federal income tax at
   statutory rate.......... $ 7,815      35.0      $  (205)      35.0     $(5,075)      35.0     $ 473,167     35.0
Federal benefit of net
   operating losses........  (4,397)    (19.7)        (454)      77.8       4,869      (33.6)     (292,973)   (21.7)
State income tax, net of
   federal benefit.........     138       0.6          249      (42.6)          -          -       (28,808)    (2.1)
Non-deductible meals &
   entertainment and
   other, net..............     327       1.5          347      (59.3)        194       (1.3)          110        -
Other, net.................       -         -           76      (13.1)         12       (0.1)            5        -
Non-taxable
   reorganization gain.....       -         -            -          -           -          -      (498,971)   (36.9)
Federal & state tax
   effect of
   reorganization..........       -         -            -          -           -          -       343,471     25.4
Non-deductible
   reorganization costs....       -         -            -          -           -          -         3,999      0.3
                            -------    -------     -------     -------    -------     -------    ---------   -------
Total...................... $ 3,883      17.4%     $    13       (2.2)%   $     -          -%    $       -        -%
                            =======    =======     =======     =======    =======     ======     =========   =======

           Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

                                                                               December 31,
                                                                  --------------------------------------
                                                                         2005                2004
                                                                  ------------------  ------------------
                                                                              (in thousands)
Deferred income tax assets, net:
Accrued liabilities and other reserves.........................   $         8,535     $         9,566
Allowance for doubtful accounts................................             3,381               3,240
Net operating loss carryforwards...............................            53,443              52,226
Alternative minimum tax and other credits......................               521                  48
                                                                  ------------------  ------------------
Gross deferred income tax assets...............................            65,880              65,080
Valuation allowance............................................            (5,574)             (7,335)
                                                                  ------------------  ------------------
Deferred income tax assets, net................................            60,306              57,745

Deferred income tax liabilities:
Depreciable and amortizable assets.............................           (60,693)           (54,758)
Prepaid assets and other.......................................            (2,963)            (2,987)
                                                                  ------------------  ------------------
Gross deferred income tax liabilities..........................           (63,656)            57,745
                                                                  ------------------  ------------------
Deferred income tax liabilities, net...........................   $        (3,350)    $           --
                                                                  ==================  ==================

                                                                                                       Predecessor
                                                              Successor Company                          Company
                                             --------------------------------------------------        -----------
                                                        Year Ended                 Seven Months        Five Months
                                             ------------------------------            Ended              Ended
                                             December 31,      December 31,        December 31,          May 31,
                                                 2005               2004               2003                2003
                                             ------------      ------------        ------------        -----------
                                                                         (in thousands)
Analysis of valuation allowances:
Balance at beginning of period.............  $     7,335       $     6,226         $         -         $  318,840
Provision/(benefit)........................       (1,761)            1,109               6,226           (318,840)
                                             ------------      ------------        ------------        -----------
Balance at end of period...................  $     5,574       $     7,335         $     6,226         $        -
                                             ============      ============        ============        ===========

           At December 31, 2005, the Company had Net Operating Loss ("NOL") carryforwards for federal income tax purposes of $125,666,000 that will begin to expire in 2024 and AMT credits of $521,000 that do not expire.

           The Company establishes reserves when it becomes probable that a tax return position may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company's annual effective income tax rate includes the impact of changes to income tax reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of income tax contingencies are recognized as an increase or decrease to the Company's income tax rate in the period of resolution.

          13. Restricted Stock

           On the Effective Date, the Company adopted a restricted stock plan (the "Restricted Stock Plan"), pursuant to which directors, officers, management and key employees of the Company are eligible to receive grants of restricted shares of common stock. Under the Restricted Stock Plan, the Company may grant up to an aggregate of 141,000 shares of common stock. Such restricted shares are not transferable (except under limited circumstances) and subject to forfeiture upon such terms and conditions as the Company's Board of Directors or any committee thereof (if so delegated by the Board) shall determine. The Company accounts for restricted stock awards in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

           The Company issued 3,292 and 125,617 shares of common stock valued at $71.59 per share during 2004 and 2003, respectively, to certain of its officers and directors under the Restricted Stock Plan. Deferred compensation is charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the year ended December 31, 2004 and the seven months ended December 31, 2003, deferred compensation charges of $236,000 and $8,991,000, respectively, were recorded in the accompanying consolidated statements of stockholders' equity. Deferred compensation for such shares of restricted stock is amortized as compensation expense over the vesting period of such shares which range from immediate vesting to a four-year vesting schedule. The Company recognizes compensation expense for these shares as they vest. Compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

           Compensation expense is as follows:

                                                                     Successor Company
                                              -----------------------------------------------------------------
                                                                                               Seven Months
                                                              Year Ended                           Ended
                                              December 31, 2005       December 31, 2004      December 31, 2003
                                              -----------------       -----------------      -----------------
                                                                        (in thousands)

Compensation expense........................  $             616       $           3,632      $           4,431

14.            Predecessor Company Stock Option Plans

          The Predecessor Company had stock option plans for employees and directors (employee and non-employee) which authorized the granting of stock options to purchase up to approximately 13.1 million shares of the Predecessor Company's common stock. The exercise price per share for all options granted was based on the estimated fair value of the Company's common stock at the date of grant. Generally, options granted had ten-year terms and vested in equal installments over a three or four-year period commencing on the first anniversary of the date of grant, except for options granted to non-employee directors of the Company which were fully exercisable on the date of grant. The Predecessor Company's stock option plans and all options outstanding were canceled on the Effective Date. A summary of the Company's outstanding stock option activity and related information for the five months ended May 31, 2003 is as follows:

                                                                                   Outstanding       Weighted Average
                                                                                     Options          Exercise Price
                                                                                   -----------       ----------------
Balance at December 31, 2002.............................................            5,143,940       $          3.36
  Granted................................................................                   --                    --
  Canceled...............................................................           (5,143,940)                 3.36
  Exercised..............................................................                   --                    --
                                                                                   -----------       ----------------
Balance at May 31, 2003..................................................                   --       $            --
                                                                                   ===========       ================

          15. Rental Equipment, net

           Rental equipment, net consists of the following:

                                                                                                December 31,
                                                                                       -----------------------------
                                                                                           2005             2004
                                                                                       ------------     ------------
                                                                                               (in thousands)

Rental equipment.................................................................      $    697,858     $    508,664
Less: accumulated depreciation...................................................          (206,294)        (140,488)
                                                                                       ------------     ------------
Rental equipment, net............................................................      $    491,564     $    368,176
                                                                                       ============     ============

          16. Property and Equipment, net

           Property and equipment, net consists of the following:

                                                                                                December 31,
                                                                                       -----------------------------
                                                                                           2005             2004
                                                                                       ------------     ------------
                                                                                               (in thousands)

Land, buildings and improvements................................................       $     46,679     $     41,921
Furniture, fixtures and office equipment........................................             15,900           10,012
Vehicles, delivery and shop equipment...........................................             55,115           36,898
Construction in progress........................................................              3,381            2,444
                                                                                       ------------     ------------
                                                                                            121,075           91,275
Less: accumulated depreciation and amortization.................................            (40,129)         (29,283)
                                                                                       ------------     ------------
Property and equipment, net.....................................................       $     80,946     $     61,992
                                                                                       ============     ============

           At December 31, 2005 and 2004, construction in progress included approximately $1,319,000 and $2,000,000 of software related costs, respectively.

          17. Related Party Transactions

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

          TREC, LLC, an entity affiliated with Bryan Rich, one of the Company's Co-Chairmen, and certain affiliates of TREC, LLC, are currently leasing three locations to the Company. The Company assumed these leases on the Effective Date. Payments for such locations totaled approximately $693,000 for the years ended December 31, 2005 and 2004 and $391,000 for the seven months ended December 31, 2003.

          The Company leases certain facilities from the brother of one of its Co-Chairmen. Payments for such leases totaled approximately $141,000 and $276,000 for the years ended December 31, 2005 and 2004, respectively, and $160,000 for the seven months ended December 31, 2003.

          The Company leases a facility from the parents of one of its Co-Chairmen. Payments for such lease totaled approximately $123,000 and $116,000 for the years ended December 31, 2005 and 2004, respectively, and $67,000 for the seven months ended December 31, 2003.

          Certain of the Company's officers and directors are affiliated with interested stockholders of the Company. Thomas W. Blumenthal, a Company director, is a managing director of Baupost. In addition, the executive directors and co-chairmen of the board of directors of the Company, Bryan T. Rich and Douglas M. Suliman, Jr., separately control entities which are members and co-managers of Phoenix Rental Partners, LLC. Certain partnerships managed by Baupost also are members of Phoenix Rental Partners, LLC.

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

           Baupost owned approximately $17,400,000 and $19,500,000 principal amount of the Company's 6.5% Convertible Subordinated Notes due 2008 at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004 and the seven months ended December 31, 2003, accrued and unpaid interest expense related to these notes was approximately $1,300,000 and $700,000, respectively. In June 2005, in connection with the Company's redemption of these notes, the Company redeemed from Baupost approximately $17,713,000 principal amount of such notes for cash at 100% of their principal amount together with approximately $2,500,000 of accrued and unpaid interest.

          Phoenix owned approximately $2,800,000 principal amount of the Company's 6.5% Convertible Subordinated Notes due 2008 at December 31, 2004 and 2003. For the year ended December 31, 2004 and the seven months ended December 31, 2003, accrued and unpaid interest expense related to these notes was approximately $200,000 and $100,000, respectively. In June 2005, in connection with the Company's redemption of these notes the Company redeemed from Phoenix approximately $2,800,000 principal amount of such notes for cash at 100% of their principal amount together with approximately $401,000 of accrued and unpaid interest.

          In November 2003, the Company created a limited housing assistance program for certain of its non-executive officers, which consisted of certain short-term bridge loans and long-term loans to assist with relocation to Ft. Lauderdale, Florida. At the time of the inception of the program, no executive officers were permitted to participate in this program. In December 2003, the Company made a short-term bridge loan of approximately $255,000 and a long-term loan to a certain non-executive officer of the Company of approximately $1,265,000. In 2004, the short-term bridge loan was repaid in full. In March 2006, the obligor of the long-term loan was promoted to an executive officer position. Two more short-term bridge loans in the amount of $385,000 and $225,000, and two more long-terms loans in the amount of $700,000 and $591,000 were made to two additional non-executive officers of the Company during 2004. During 2004, one of the two additional short-term bridge loans was repaid. The outstanding balance of the remaining short-term bridge loan was $225,000 at December 31, 2004. In the first quarter of 2005, the outstanding balance of the short-term bridge loan was repaid. The outstanding aggregate balance of the three long-term loans was $2,373,000 and $2,509,000 at December 31, 2005 and 2004, respectively. These amounts are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

           During the second quarter of 2004, the Company acquired 239 units of rental equipment from Phantom, which is an entity affiliated with Bryan Rich, for $6,008,000. As part of such acquisition, Phantom agreed to reimburse the Company for returning the acquired units to a rent-ready condition, and for the cost of an annual inspection on each unit. Phantom has reimbursed the Company approximately $136,000 for costs incurred by the Company through December 2004. In addition, Phantom has paid the Company approximately $13,000 for rental of equipment and shipping.

          In 2005, Baupost provided consulting services primarily related to a business acquisition. As a result of these services, the Company paid fees of approximately $101,000 in 2005. The fees related to the business acquisition are reflected as part of the purchase price. See "—Note 3—Business Acquisition".

           Predecessor Company

          The Company leased certain office space from Extended Stay America, Inc. ("Extended Stay"). Lease payments for such space totaled $238,000 for the five months ended May 31, 2003. One of the Company's former directors served as a director of Extended Stay.

          The Company leased certain office space from AutoNation, Inc. ("AutoNation"). Lease payments for such space totaled $309,000 for the five months ended May 31, 2003. Two of the Company's former directors until the Effective Date, served as directors of AutoNation.

          In connection with the recruiting and relocation of the Company's former Executive Vice President and Chief Financial Officer, the Company loaned such executive $250,000, the principal and interest of which was forgiven in accordance with its terms during the five months ended May 31, 2003.

18.      Retirement Plan

          In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the "Retirement Plan") which allows its eligible employees to make contributions, up to a certain limit, to the Retirement Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who have completed their 90-day probationary period and are over twenty-one years of age. The Company may, at its discretion, make matching contributions to the Retirement Plan. For the year ended December 31, 2005, the Company accrued an aggregate of $1,177,000 for matching contributions to the Retirement Plan for participants who contributed to the Retirement Plan in 2005.

19.            Comprehensive Income (Loss)

          The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income (loss) of the Company was equal to net income (loss) for all periods presented.

20.            Quarterly Unaudited Financial Information

          The following tables summarize selected quarterly data for the Company for the years ended December 31, 2005 and 2004.

                                                                 First         Second          Third         Fourth
                                                                Quarter        Quarter        Quarter        Quarter
                                                                -------        -------        -------        -------
                                                                                   (in thousands)
2005
Revenue...................................................      $140,538       $173,666       $189,374       $191,757
Gross profit..............................................        25,492         48,866         63,230         60,076
Operating (loss) income...................................        (5,660)        14,474         28,793         21,848
Net (loss) income ........................................      $(12,777)      $  5,150       $ 18,149       $  7,924
                                                                ========       ========       ========       ========

                                                                 First         Second          Third         Fourth
                                                                Quarter        Quarter        Quarter        Quarter
                                                                -------        -------        -------        -------
                                                                                   (in thousands)
2004
Revenue...................................................      $120,023       $144,142       $165,843       $159,652
Gross profit..............................................        14,078         39,091         51,322         40,149
Operating (loss) income ..................................       (12,781)         8,882         20,744         10,586
Net (loss) income ........................................      $(20,287)      $  1,207       $ 14,091       $  4,393
                                                                ========       ========       ========       ========

           The Company's quarterly financial information for 2004 reflects all adjustments for the matters described in the Company's current report on Form 8-K, dated March 30, 2005, and the Company's Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2004 and September 30, 2004, in each case as filed with the Securities and Exchange Commission in March 2005.

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

           Net income for the three months ended December 31, 2005 includes (i) a favorable change in the accrual for self-insurance programs of approximately $2,600,000 and (ii) an increase to the allowance for doubtful accounts of approximately $1,000,000.

          Net loss for the three months ended December 31, 2004, includes (i) reorganization items, net of approximately $1,000,000, (ii) a favorable change in the estimate for tax liabilities of approximately $1,400,000, which was recorded in selling, general and administrative expenses, and (iii) a favorable change in the accrual for self-insurance programs of approximately $1,800,000.

21           Impact of Hurricanes

          In the third quarter of 2005, hurricanes Katrina and Rita struck the Gulf Coast of the United States and the State of Florida causing business interruption to six of the Company's rental locations. The Company identified customers impacted by the hurricanes and provided a variety of solutions to divert operations to alternate facilities and restore operations. While the rental locations initially impacted by the storms were fully operational within a matter of days, the Company did sustain property damage to the affected rental locations as well as damage to certain equipment. The Company has completed an assessment of the damage to its equipment and facilities as well as the impact to its customers. In addition, the Company maintains insurance coverage to mitigate the financial impact of these types of catastrophic events that are subject to various deductibles. Insurance carrier adjusters have inspected impacted locations to determine the nature and cause of the losses and establish loss estimates. Based on these inspections, the Company expects to recover a portion of its hurricane losses from insurance coverage. Although the hurricanes disrupted third quarter operations, the Company does not expect these events to have a material adverse effect on its future financial condition, cash flows or results of operations.

          The Company recorded the following reserves as of December 31, 2005 as a direct result of these storms:

     Rental equipment damaged or destroyed..................... $    400,000
     Repairs to facilities.....................................      387,000
     Increase to allowance for doubtful accounts...............       33,000
                                                                ------------
              Gross exposure................................... $    820,000
     Less: Estimated insurance recovery receivable.............     (354,000)
                                                                ------------
              Net impact of hurricanes......................... $    466,000
                                                                ============
     Net impact recorded in:
     Selling, general and administrative expenses.............. $    466,000
                                                                ============

           In October 2005, hurricane Wilma impacted the Company's operations in Florida. Several of the Company's rental stores sustained damage. All of the affected rental stores were open for business within a few days after the storm. The extent of damage was determined to be insignificant to the Company's financial condition, cash flows or results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                       Balance at
                                                          Beginning   Charged to                                  Balance at
                                                             of       Costs and                                     End of
Descriptions                                               Period      Expenses     Deductions        Other         Period
------------                                               ---------- ---------   --------------    -----------  ------------
Accounts receivable allowances:
For the year ended December 31, 2005--Successor Company...  $  8,309    $ 8,528   $ (4,677)(a)       $   --       $  12,160
For the year ended December 31, 2004--Successor Company     $ 10,960    $ 4,889   $ (7,540)(a)       $   --       $   8,309
For the seven months ended December 31, 2003-- Successor
   Company................................................  $ 17,947    $ 5,392   $(12,379)(a)       $   --       $  10,960
For the five months ended May 31, 2003-- Predecessor
   Company................................................  $ 16,826   $  3,211   $(2,090)(a)        $    --      $  17,947
Restructuring Reserves:
For the five months ended May 31, 2003-- Predecessor
   Company................................................  $  2,139   $   --     $   --             $(2,139)(b)  $     --

_________________

(a)     Accounts written-off.

(b)     Amount was adjusted pursuant to Fresh-Start Reporting principles in accordance with AICPA SOP 90-7.