Form 10-Q
period 2006-03-31
NATIONSRENT COMPANIES INC
filed 2006-05-12
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes |_| No |X|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of March 31, 2006 there were 1,729,091 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

Page
No.

PART I - FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	3

Notes to Condensed Consolidated Financial Statements	4

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3: Quantitative and Qualitative Disclosures About Market Risk	26

Item 4: Controls and Procedures	26

PART II - OTHER INFORMATION	28

Item 6: Exhibits	28

Signatures	32

Certifications	37

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                 March 31,              December 31,
                                                                                   2006                     2005
                                                                              --------------           --------------
                                                                               (unaudited)
                                  ASSETS
Cash and cash equivalents..............................................         $   15,933               $   16,246
Marketable securities..................................................                 37                       35
Accounts receivable, net of allowances of $11,842 at March 31, 2006,
   and $12,160 at December 31, 2005....................................             76,066                   90,983
Inventories, net.......................................................             74,938                   67,875
Prepaid expenses and other assets (Note 11)............................             14,255                   14,655
Debt issuance costs, net...............................................              6,402                    6,729
Rental equipment, net..................................................            535,224                  491,564
Property and equipment, net............................................             86,360                   80,946
Intangible assets, net.................................................              8,050                    8,105
Goodwill...............................................................                307                      307
                                                                              --------------           --------------
  Total Assets.........................................................         $  817,572               $  777,445
                                                                              ==============           ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable.......................................................         $  135,365               $   92,417
Accrued compensation and related taxes.................................              9,732                   18,825
Accrued expenses and other liabilities.................................             37,109                   30,943
Accrued insurance claims...............................................             14,144                   13,824
Debt, net (Note 4).....................................................            402,414                  397,534
Income taxes payable...................................................                 --                      489
Deferred income tax liability, net.....................................              1,720                    3,350
                                                                              --------------           --------------
  Total Liabilities....................................................            600,484                  557,382
                                                                              ==============           ==============
Commitments and Contingencies

Stockholders' Equity:
Preferred stock-- $0.01 par value, 1,000,000 shares authorized,
  Series A, $72,002 liquidation preference, 72,002 shares issued
  and outstanding at March 31, 2006 and December 31, 2005..............                  1                        1
Common stock-- $0.01 par value, 3,000,000 shares authorized,
  1,729,091 shares issued and outstanding at
  March 31, 2006 and December 31, 2005.................................                 17                       17
Additional paid-in capital.............................................            216,778                  217,239
Deferred stock compensation, net.......................................                 --                     (548)
Retained earnings......................................................                292                    3,354
                                                                              --------------           --------------
  Total stockholders' equity...........................................            217,088                  220,063
                                                                              --------------           --------------
  Total liabilities and stockholders' equity...........................         $  817,572               $  777,445
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

                                                                               Three Months             Three Months
                                                                                  Ended                    Ended
                                                                              March 31, 2006           March 31, 2005
                                                                              --------------           --------------
Revenue:
  Equipment rentals....................................................         $  111,720                $  100,465
  Sales of equipment, merchandise, service, parts and supplies.........             49,449                    40,073
                                                                              --------------            --------------
   Total revenue.......................................................            161,169                   140,538
                                                                              --------------            --------------
Cost of revenue:
  Cost of equipment rentals............................................             65,753                    62,664
  Rental equipment and vehicle depreciation and lease expense..........             29,013                    30,486
  Cost of sales of equipment, merchandise, service, parts and supplies.             28,171                    21,896
                                                                              --------------            --------------
   Total cost of revenue...............................................            122,937                   115,046
                                                                              --------------            --------------
Gross profit...........................................................             38,232                    25,492
Operating expenses:
  Selling, general and administrative expenses.........................             30,794                    29,268
  Other depreciation and amortization..................................              2,212                     1,884
                                                                              --------------            --------------
Operating income (loss)................................................              5,226                    (5,660)
                                                                              --------------            --------------
Other (income) expense:
  Interest expense, net................................................             10,429                     7,831
  Reversal of pre-petition tax liabilities.............................                  -                       (98)
  Other, net...........................................................               (380)                     (436)
                                                                              --------------            --------------
   Total other expense.................................................             10,049                     7,297
                                                                              --------------            --------------
Loss before reorganization items and income tax benefit................             (4,823)                  (12,957)
Reorganization items, net..............................................                 --                      (180)
                                                                              --------------            --------------
Loss before income tax benefit.........................................             (4,823)                  (12,777)
  Income tax benefit...................................................             (1,760)                       --
                                                                              --------------            --------------
Net loss...............................................................         $   (3,063)               $  (12,777)
                                                                              ==============            ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 2006           March 31, 2005
                                                                              --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................         $  (3,063)               $  (12,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization........................................            31,139                    32,364
  Provision for doubtful accounts......................................             1,215                     1,586
  Amortization of deferred stock compensation..........................                87                      212
  Non-cash reorganization items........................................               ---                      (180)
  Amortization of deferred debt issuance costs and debt discount.......               739                       744
  Deferred income taxes................................................            (1,629)                       --
  Loss on disposal of non-rental equipment.............................               214                       184
  Gain on disposal of rental equipment and vehicles....................           (16,280)                  (14,094)
  Changes in operating assets and liabilities:
   Accounts receivable.................................................            13,700                     9,689
   Inventories.........................................................            (7,063)                    1,326
   Prepaid expenses and other assets...................................               401                      (247)
   Accounts payable....................................................            42,947                    21,126
   Accrued expenses and other liabilities..............................            (2,431)                       94
   Income taxes payable................................................              (662)                       --
                                                                              --------------           --------------
   Net cash provided by operating activities...........................            59,314                    40,027
                                                                              --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business................................................                --                    (6,703)
Purchases of rental equipment..........................................           (80,899)                  (66,345)
Purchases of property and equipment....................................            (3,774)                   (3,559)
Proceeds from disposal of rental equipment and vehicles................            26,059                    25,291
                                                                              --------------           --------------
  Net cash used in investing activities................................           (58,614)                  (51,316)
                                                                              --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs.........................................                --                      (102)
Repayments of debt ....................................................            (1,013)                     (459)
                                                                              --------------           --------------
  Net cash used in financing activities................................            (1,013)                     (561)
                                                                              --------------           --------------
Net decrease in cash and cash equivalents..............................              (313)                  (11,850)
Cash and cash equivalents, beginning of period.........................            16,246                    40,625
                                                                              --------------           --------------
Cash and cash equivalents, end of period...............................         $  15,933                $   28,775
                                                                              ==============           ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest................................................         $     422                $      212
                                                                              ==============           ==============
 Cash paid for income taxes............................................         $     531                $       --
                                                                              ==============           ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
 Assets acquired under capital lease obligations.......................         $   5,480                $       --
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1.	Description of the Business

   Reporting Entity

           NationsRent Companies, Inc. together with its subsidiaries (the “Company”) is one of the largest full-service equipment rental companies in the United States. The Company specializes in rentals and also sells new and used equipment with related merchandise, parts and supplies, and provides maintenance and repair services. The Company offers a comprehensive line of equipment and related services to a broad range of construction, industrial and homeowner customers. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

2.	Significant Accounting Policies

   Basis of Presentation

          The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results which may be reported for the year ending December 31, 2006.

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

   Inventories

          Inventories consist of equipment, merchandise, parts and supplies and are stated at the lower of cost or market. The cost of new and used equipment is determined by specific identification. The cost of merchandise, parts and supplies is determined using a weighted-average cost basis. A provision is recorded to reduce excess or obsolete inventories to their estimated net realizable value.

   Revenue Recognition

          The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is probable.

          Equipment rentals in the consolidated statements of operations includes revenue earned on equipment rentals, rental equipment pick-up and delivery fees, loss damage waiver fees, environmental fees and fuel sales. Revenue earned on equipment rentals, loss damage waiver fees and environmental fees is recognized on a straight-line basis over the rental contract period which may be daily, weekly or monthly. Because the terms and conditions of the rental contract can extend across financial reporting periods, the Company records unbilled rental revenue and deferred revenue adjustments at the end of the reporting periods so rental revenue is appropriately stated in the periods presented. Revenue earned on rental equipment pick-up and delivery fees is recognized at the time the service is provided.

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

          Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. The Company accounts for these exchanges at fair value as monetary exchanges under Accounting Principles Board ("APB") Opinion No. 29, “Accounting for Nonmonetary Transactions,” and Statement of Financial Accounting Standard ("SFAS") No. 153, “Exchange of Nonmonetary Assets,” and revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals and records sale/purchase revenue up to but not exceeding such fair market value. Any excess sale price over the estimated fair market value of the used equipment sold is accounted for as a reduction of the cost of new rental equipment purchased by the Company from the same manufacturer and is amortized as a reduction to depreciation expense over the average useful life of the new rental equipment purchased from the same manufacturer. The following table sets forth the amounts related to the sale/purchase agreements:

                                                                                          Three Months Ended
                                                                                   March 31, 2006     March 31, 2005
                                                                                 ------------------ -----------------
                                                                                            (in thousands)
Sale/Purchase revenue...........................................................      $    6,098       $    3,581
Excess sale price recorded as reduction of new equipment cost...................      $      583       $      251
Amortization of excess sale price...............................................      $       66       $       34
Unamortized balance of excess sale price at end of period.......................      $    1,923       $    1,121

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

4.	Debt

          Debt consists of the following:

                                                                                           March 31,    December 31,
                                                                                             2006           2005
                                                                                         ------------- ---------------
                                                                                                (in thousands)
Senior secured notes payable due 2010...................................                  $  250,000     $   250,000
Unamortized debt discount--Senior Secured Notes.......................................        (5,565)         (5,869)
Senior unsecured notes due 2015......................................................        150,000         150,000
Unamortized debt discount--Senior Unsecured Notes.....................................        (3,952)         (4,060)
Capital lease obligations payable....................................................          5,480              --
Other notes payable..................................................................          6,451           7,463
                                                                                         --------------- ---------------
Total debt...........................................................................     $  402,414     $   397,534
                                                                                         =============== ===============

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

          In September 2004, the Company completed a registered exchange offer with 100% of the Original Senior Secured Notes being exchanged for new 9.5% senior secured notes (the “New Notes,” and together with the Original Senior Secured Notes, the “Senior Secured Notes”). The New Notes have substantially identical terms as the Original Senior Secured Notes, except that the New Notes are freely transferable. The New Notes evidence the same debt as the Original Senior Secured Notes, are entitled to the benefits of the indenture governing the Original Senior Secured Notes and are treated under the indenture as a single class with the Original Senior Secured Notes.

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

          In April 2005, the Company amended the indenture governing the Senior Secured Notes with approval from the requisite number of consents of the holders of the Senior Secured Notes, to allow the Company to redeem all of its outstanding 6.5% Convertible Subordinated Notes due 2008 which had an aggregate principal amount of $45,211,000. In June 2005, the Company redeemed its convertible subordinated notes. At December 31, 2005 and March 31, 2006, the Company had approximately $90,000 of unpaid principal plus $13,000 of accrued interest related to the redeemed Convertible Subordinated Notes included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. These amounts were paid in April 2006.

   Senior Unsecured Notes

          In April 2005, the Company completed a private offering of $150,000,000 aggregate principal amount of 9.5% senior unsecured notes due 2015 (the “Original Senior Unsecured Notes”). The Company will pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, which payments began on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. The Company used a portion of the proceeds from the offering to redeem the Company’s outstanding 6.5% Convertible Subordinated Notes due 2008 and the Company will use the remaining net proceeds from the offering for general corporate purposes.

          In July 2005, the Company completed a registered exchange offer with 100% of the Original Senior Unsecured Notes being exchanged for new 9.5% senior unsecured notes (the “New Unsecured Notes,” and together with the Original Senior Unsecured Notes, the “Senior Unsecured Notes”). The New Unsecured Notes have substantially identical terms as the Original Senior Unsecured Notes, except that the New Unsecured Notes are freely transferable. The New Unsecured Notes evidence the same debt as the Original Senior Unsecured Notes, are entitled to the benefits of the indenture governing the Original Senior Unsecured Notes and are treated under the indenture as a single class with the Original Senior Unsecured Notes.

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

          Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.50% to 2.50%. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on the Company’s assets, except for the Company’s rental equipment and inventory. The facility is also secured by a pledge of the capital stock of the Company’s subsidiaries. The Company may also grant to the lenders under such facility certain mortgages and other security interests on certain real property owned by the Company.

          The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At March 31, 2006, the Company was in compliance with this requirement.

          As of March 31, 2006, the Company had no cash borrowings under the Amended Credit Facility and availability under the Amended Credit Facility amounted to $57,900,000, after taking into account approximately $23,000,000 in outstanding letters of credit.

   Capital Lease Obligations

          Capital lease obligations represent leases that meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States. During the first quarter of 2006, the Company entered into a capital lease for the purchase of delivery vehicles. Lease expenses for the three months ended March 31, 2006 and 2005 amounted to approximately $86,000 and zero, respectively.

   Other Notes Payable

          Other notes payable consist of short-term finance obligations for the purchase of certain rental equipment and the payment of insurance premiums.

5.	Floor Plan Payable

          During 2005, the Company entered into equipment floor plan arrangements with CNH Capital America LLC, an affiliate of Case Corporation, for Case equipment and with LBX Company LLC for Link-Belt equipment. The terms of these arrangements generally include up to six months interest free payment terms followed by a term during which interest is charged at prevailing market rates. Principal payments are generally due at the earlier of sale of the equipment or up to twenty-four months from the invoice date. Additionally, the Company is required to pay curtailments on equipment that is placed in the Company’s rental fleet, based upon the original cost of the equipment and hourly usage. Curtailments are applied against the outstanding principal of the equipment obligation. The floor plan obligations are collateralized by the specific equipment. At March 31, 2006 and December 31, 2005, the Company had approximately $18,473,000 and $10,573,000, respectively, outstanding under these floor plan arrangements, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

6.	Reorganization Items, Net

          Reorganization income of $180,000 for the three months ended March 31, 2005 resulted from changes in estimates related to accrued professional fees related to the Company’s emergence from bankruptcy.

7.	Income Taxes

          The Company’s income tax benefit was $(1,760,000) for the three months ended March 31, 2006. There was no income tax benefit or provision for the three months ended March 31, 2005. The Company’s calculation of its estimated annual effective tax rate takes into account the geographical distribution of the Company’s taxable income for state purposes, changes to the Company’s valuation allowance for deferred tax assets for federal and state purposes, and tax planning opportunities that may be available to the Company in the various jurisdictions in which it operates. The assumptions used in determining the estimated annual effective tax rate are subject to change and may impact this calculation. Significant or unusual items are separately recognized in the period in which they occur.

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

          The Company issued 3,292 and 125,617 shares of common stock valued at $71.59 per share during 2004 and 2003, respectively, to certain of its officers and directors under the Restricted Stock Plan. At the time of issuance, these shares of restricted stock were subject to various vesting schedules. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires that the cost relating to share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. Through December 31, 2005, the Company used the intrinsic value method to account for stock–based awards to employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted SFAS 123(R) using the modified prospective transition method in which compensation expense on the unvested portion of the awards is recognized over the remaining vesting period.

          The impact of adopting SFAS 123(R) for the quarter ended March 31, 2006 was not significant as the Company was already recognizing compensation expense for these shares as they vest. Compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

          Compensation expense is as follows:

                                                                                            Three Months Ended
                                                                                 March 31, 2006    December 31, 2005
                                                                                 --------------    -----------------
                                                                                            (in thousands)

Compensation expense..........................................                   $           87     $           212
                                                                                 ==============     ================

          Prior to the adoption of SFAS 123(R), deferred stock compensation, arising from the issuance of restricted shares, was charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholder’s equity in the accompanying consolidated balance sheets. Upon the adoption of SFAS 123(R), the deferred compensation balance at March 31, 2006, of approximately $461,000 was reclassified to additional paid-in capital. The unamortized compensation expense of $461,000, which is related to the 19,680 unvested restricted shares, will be amortized over a weighted average period of 1.4 years.

9.	Rental Equipment, net

          Rental equipment, net consists of the following:

                                                                                        March 31,      December 31,
                                                                                          2006             2005
                                                                                     --------------- ---------------
                                                                                              (in thousands)

Rental equipment.................................................................     $     759,602    $     697,858
Less: accumulated depreciation...................................................          (224,378)        (206,294)
                                                                                      --------------   ---------------
Rental equipment, net............................................................     $     535,224    $     491,564
                                                                                      ==============   ===============
10.	Property and Equipment, net

          Property and equipment, net consists of the following:

                                                                                        March 31,      December 31,
                                                                                          2006             2005
                                                                                     --------------- ---------------
                                                                                              (in thousands)

Land, buildings and improvements................................................      $      47,614    $      46,679
Furniture, fixtures and office equipment........................................             17,523           15,900
Vehicles, delivery and shop equipment...........................................             62,473           55,115
Construction in progress........................................................              2,175            3,381
                                                                                      --------------   ---------------
                                                                                            129,785          121,075
Less: accumulated depreciation and amortization.................................            (43,425)         (40,129)
                                                                                      --------------   ---------------
Property and equipment, net.....................................................       $     86,360    $      80,946
                                                                                      ==============   ===============

          At March 31, 2006 and December 31, 2005, construction in progress included approximately $400,000 and $1,319,000 of software related costs, respectively.

11.	Related Party Transactions

          TREC, LLC, an entity affiliated with Bryan Rich, one of the Company’s Co-Chairmen, and certain affiliates of TREC, LLC, are currently leasing three locations to the Company. Payments for such locations totaled approximately $173,000 for each of the three months ended March 31, 2006 and 2005.

          The Company leases certain facilities from family members of one of its Co-Chairmen. Payments for such leases totaled approximately $53,000 and $83,000 for the three months ended March 31, 2006 and 2005, respectively.

          In November 2003, the Company created a limited housing assistance program for certain key employees, which consisted of certain interest free short-term bridge loans and interest free long-term loans to assist with relocation to Ft. Lauderdale, Florida. The short-term bridge loans were repaid in full during 2004. The outstanding aggregate balance of the three long-term loans was $2,249,000 and $2,373,000 at March 31, 2006 and December 31, 2005, respectively. These amounts are included in prepaid expenses and other assets in the accompanying consolidated condensed balance sheets.

12.	Subsequent Events

          On April 27, 2006, the Company entered into a Wholesale Financing Agreement (the “Facility”) with an uncommitted initial maximum availability of up to $25,000,000. The Facility is available to finance purchases of rental equipment and new equipment inventory on a short-term basis. The Facility is secured on a first priority basis by the equipment financed thereunder and a letter of credit in an amount equal to 10% of the maximum availability, currently $2,500,000. Advances with respect to each item of the equipment financed under the Facility mature on the earlier of (i) 360 days after the invoice date of such equipment or (ii) ten days after such item of equipment is sold or disposed. Advances under the Facility bear interest at a floating rate equal to the prime rate minus 0.35%, subject to a minimum interest rate of 5.15%. The Facility contains various customary affirmative and negative covenants and events of default.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes.

Overview

          In June 2003 we embarked on a new strategy to become a premier full service equipment provider in the construction equipment industry in terms of safety, reputation and financial performance. Since then we have focused on rebuilding our customer relationships, repositioning and renewing our rental fleet, and providing the motivation and training to our people to make them more effective. We believe that we have achieved several important milestones on the road to building a premier full-service equipment company. We have replaced a substantial portion of our rental fleet with newer name brand fleet. We have upgraded our information systems to the industry standard. We have implemented training and compensation programs to facilitate our transition from a rental-only focus to a full service customer-oriented model. Our recent results of operations reflect these and other key initiatives launched since our emergence from bankruptcy in June 2003 as well as certain economic and industry factors.

Our Initiatives

          In the first quarter of 2006, we continued to execute on several of our core strategies that impacted our results of operations:

•	We continue to reinvest the proceeds of used equipment sales to replenish and grow our rental fleet. This is allowing us to continue to reduce our fleet age and improve our overall fleet mix. It is also allowing us to accelerate the transition of our fleet to a core group of leading brands and dispose of fleet that does not meet our return hurdles.

•	We believe that the improvements in, and growth of, our rental fleet discussed above have contributed to higher deployment and pricing which has led to growth in our rental revenue. In the first quarter of 2006 as compared to the same period in 2005, we grew our rental fleet approximately 3.4% to an average first cost of approximately $957.7 million.

•	During the first half of 2005, we completed the implementation of a new point of sale system to better support our key initiatives. We believe that the distractions associated with this implementation coupled with the ramp up time in getting the system to operate as expected have negatively impacted our operating results, including our rental revenue growth, for 2005. We believe that most of the disruptions caused by the transition to this new point of sale system are now largely behind us.

•	We continued to emphasize sales of equipment through implementing training and targeted incentive compensation programs, establishing dealer and distributor relationships and increasing inventories of new equipment available for sale. The result was that a significant portion of our revenue growth was from the sale of new equipment. In addition, we continued our pace of sales of used equipment to take advantage of the strong market pricing for used equipment.

•	As part of our continuing strategy to expand our customer service offerings and as an authorized dealer and distributor of several major brands of new equipment at certain of our locations, we continued to build up our new equipment and parts inventories. We generally align our inventories of new equipment and parts with the types and brands of equipment and parts that we purchase for our rental fleet in order to provide flexibility to our customers, reduce maintenance costs and improve operator and mechanic training.

•	One of our most important initiatives that we started in 2003 was to focus our workforce on creating a safer work environment. Our safety program is continuing to result in reductions in our insurance costs in 2006.

Economic and Industry Factors

          In the first quarter of 2006, we believe that the following external factors had an impact on our results of operations:

•	Non-residential construction activity continued to grow in the first quarter of 2006 which has had a positive impact on our rental and sales revenue.

•	Demand for construction equipment in the U.S. relative to supply remains strong, as reflected by continued strong market pricing for used equipment. As discussed above, we continue to take advantage of this favorable market, grow our sales of used equipment, and accelerate the replacement of a significant portion of our rental fleet.

•	Throughout 2005, increased demand for construction equipment resulted in extended delivery times for our purchases of rental fleet and new equipment inventory. This required us to plan for our equipment purchases well in advance of our expected needs. We believe that these extended delivery times are returning to more manageable levels in 2006.

•	Worldwide price increases for raw materials and energy have led to an increase in our equipment costs from many of our manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, rental rates and the resale value of used equipment will continue to rise, thereby offsetting much of the increased equipment costs.

•	Recent significant increases in the cost of fuel in the United States have led to increased expense for both off-road and on-road fuel. We purchase a significant quantity of off-road and on-road diesel and gasoline fuel. Off-road fuel is primarily sold to customers for use in our rental equipment, and on-road fuels are consumed primarily in the operation of our delivery vehicles. In response to these increases, we raised the price we charge our customers for use of off-road fuels. Increased costs for on-road fuels, however, are not as directly offset by increased prices to our customers. Competitive pressures often do not allow us to pass on these increased costs to our customers, and we must therefore absorb a portion of the increased costs of fuel. Further significant fuel price increases may potentially reduce our gross profit margin on rentals to the extent we are unable to pass these higher fuel costs on to our customers.

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

          In connection with our emergence from bankruptcy, we determined the fair value of our assets and liabilities pursuant to the AICPA’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The excess of the fair value of our assets, net of the fair value of our liabilities, over our reorganization value (negative goodwill) at the Effective Date was recorded as a pro rata reduction of the carrying value of our long-lived assets in accordance with SFAS No. 141, “Business Combinations.” Accordingly, on the Effective Date, our rental fleet and property and equipment were written down by approximately 44% below fair value, representing a write-down of approximately $179.1 million and $34.4 million, respectively.

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

          These favorable effects on our results of operations will continue until all of the assets written down have been sold, disposed or fully depreciated. At March 31, 2006, there was approximately $10.0 million of estimated fresh start adjustments remaining in our rental fleet, and approximately $18.1 million remaining in our property and equipment accounts. We expect that most of the remaining fresh start adjustments in our rental fleet will affect our results of operations in 2006 and 2007 either through reduced depreciation or adjustments to the gain (loss) on disposal. The majority of the remaining fresh start adjustments in our property and equipment accounts relate to adjustments recorded to leasehold improvements and owned real property. These assets have much longer lives and are not generally disposed of at the same rate as our rental fleet. As a result, the remaining adjustments in our property and equipment accounts will reduce depreciation expense on these long-lived assets over the remaining useful lives of 5 to 20 years.

Results of Operations

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

                                                                                               Variance
                                                   Three Months Ended March 31,        favorable/(unfavorable)
                                                ----------------------------------   ----------------------------
                                                       2006             2005              $                %
                                                ----------------  ----------------   ------------- --------------

                                                                       (dollars in thousands)
Revenue:
Equipment rentals revenue.....................    $   111,720      $   100,465     $     11,255            11.2
Rental equipment sales........................         26,059           25,291              768             3.0
New equipment sales...........................         16,063            8,687            7,376            84.9
Sales of merchandise,
  service, parts and supplies.................          7,327            6,095            1,232            20.2
                                                  --------------   --------------   --------------    ------------
Total revenue.................................        161,169          140,538           20,631            14.7
                                                  --------------   --------------   --------------    ------------
Cost of revenue:
Cost of equipment rentals.....................         65,753           62,664           (3,089)           (4.9)
Rental equipment and vehicle depreciation
  and lease expense...........................         29,013           30,486            1,473             4.8
Cost of sales of equipment,
  merchandise, service, parts and supplies....         28,171           21,896           (6,275)          (28.7)
                                                  --------------   --------------   --------------    ------------
Total cost of revenue.........................        122,937          115,046           (7,891)           (6.9)
                                                  --------------   --------------   --------------    ------------
Gross profit:
Gross profit on equipment rentals
  including  equipment and vehicle  depreciation
  & lease
  expense.....................................         16,954            7,315            9,639           131.8
Gross profit on sales of equipment,
  merchandise, service, parts and supplies....         21,278           18,177            3,101            17.1
                                                  --------------   --------------   --------------    ------------
Total gross profit............................         38,232           25,492           12,740            50.0
                                                  --------------   --------------   --------------    ------------
Operating expenses:
Selling, general and administrative expenses..         30,794           29,268           (1,526)           (5.2)
Non-rental equipment depreciation
  & amortization..............................          2,212            1,884             (328)          (17.4)
                                                  --------------   --------------   --------------    ------------
Operating income (loss).......................          5,226           (5,660)          10,886             -
                                                  --------------   --------------   --------------    ------------
Interest expense, net.........................         10,429            7,831           (2,598)          (33.2)
Reversal of pre-petition tax liabilities......             --              (98)             (98)            --
Other, net....................................           (380)            (436)             (56)            --
                                                  --------------   --------------   --------------    ------------
                                                       10,049            7,297           (2,752)          (37.7)
                                                  --------------   --------------   --------------    ------------
Loss before  reorganization items and income tax
  benefit.....................................         (4,823)         (12,957)           8,134            62.8
Reorganization items, net.....................             --             (180)            (180)            --
                                                  --------------   --------------   --------------    ------------
Loss before income tax benefit................         (4,823)         (12,777)           7,954            62.3
Income tax benefit............................         (1,760)              --            1,760             --
                                                  --------------   --------------   --------------    ------------
  Net loss....................................    $     (3,063)    $   (12,777)      $    9,714            76.0
                                                  ==============   ==============   ==============    ============

           Revenue. Equipment rentals revenue increased in the first quarter of 2006 as compared to the same period in 2005 as a result of improved pricing and higher deployment, which resulted from:

•	increased non-residential construction activity;

•	continued strong demand for our equipment; and

•	a greater number of rental units deployed.

          Utilization in the first quarter of 2006 was 46.7% compared to 43.4% in the same period in 2005. We believe that the higher deployment discussed above was the key factor in the increase.

          Utilization, measured as total annualized rental revenue divided by the average first cost of the rental fleet over the applicable period, is used as a relative measure of financial return on the investment in our rental fleet. For equipment acquired new or used, first cost is the purchase price paid for the equipment. For equipment acquired in connection with business acquisitions, first cost is the estimated fair value of such equipment. Utilization is affected by changes in pricing, deployment and average first cost of rental fleet. Pricing is affected by changes in rental rates, contract length and mix of fleet on rent.

          Sales of new equipment increased in the first quarter of 2006 as compared to the same period in 2005 primarily as a result of our continued emphasis on sales of new equipment.

          Gross profit. Gross profit margin on equipment rentals, including equipment and vehicle depreciation and lease expense, increased from 7.3% in the first quarter of 2005 to 15.2% in the first quarter of 2006.

          Gross profit on equipment rentals increased primarily as a result of:

•	the $11.3 million increase in revenue; and

•	a $1.6 million decrease in depreciation expense primarily related to rental equipment that became fully depreciated in 2005.

The increase in gross profit on equipment rentals was partially offset by:

•	a $0.8 million increase in employee-related expenses primarily related to increased headcount to support our key initiatives as well as increased labor costs in general;

•	a $0.9 million increase in personal property taxes related to the replacement of fully depreciated equipment and vehicles with new equipment and vehicles; and

•	a $0.9 million increase in fuel expense.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies decreased from 45.4% in the first quarter of 2005 to 43.0% for the same period in 2006. The decrease was primarily a result of the increase in new equipment sales at lower gross profit margins.

          Gross profit on rental equipment sales increased from 57.8% in the first quarter of 2005 to 65.4% in the same period in 2006 primarily as a result of continued improvement in pricing due to strong demand for equipment.

          In addition, gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the estimated effect of fresh start reporting ($ in millions):

                                                                           Three Months Ended March 31,
                                                              -------------------------- -----------------------------
                                                                            2006                  2005
                                                              -------------------------- -----------------------------
Reported gross profit.......................................     $  17.1          65.4%     $  14.6           57.8%
                                                              --------------                -----------

Write-down on Effective Date(1).............................        (8.3)                      (9.0)

Additional depreciation expense(2)..........................         7.7                        6.7
                                                              --------------                 -----------
Net change resulting from fresh-start.......................        (0.6)                      (2.3)

Normalized gross profit.....................................      $ 16.5          63.3%     $  12.3           48.6%
                                                              ==============                ============

_________________

           (1) Represents the write down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective period.

           (2) Represents the estimated additional depreciation expense on the rental fleet that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

          Operating expenses. Operating expenses increased in 2006 primarily as a result of a $2.7 million increase in permanent and temporary labor expenses required to support our growth initiatives.

          The increase in operating expenses was partially offset by a $1.6 million decrease in administrative expenses relating to professional fees, sales tax expense and provision for doubtful accounts.

          Selling, general and administrative expenses as a percentage of total revenue was 19.1% in the first quarter of 2006 compared to 20.8% for the same period in 2005.

          Interest expense, net. The increase in interest expense in the first quarter of 2006 compared to the same period in 2005 primarily relates to interest incurred on our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005, partially offset by a reduction in interest incurred on our Convertible Subordinated Notes payable, which were redeemed or converted into equity in June 2005.

          Income tax benefit. The income tax benefit relates to losses incurred in the first quarter of 2006. During the quarter ended March 31, 2005, the provision for income taxes was zero primarily as a result of net operating loss carryforwards.

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

Cash Flows

          In the first quarter of 2006, we had sufficient cash on hand and cash generated from operations and financing activities to meet our cash needs. We generated cash primarily from the following sources (in millions):

                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                  2006         2005
                                                              ------------- -------------
Cash from operations........................................     $  59.3       $  40.0
Proceeds from the sale of rental equipment and vehicles.....        26.1          25.3
                                                               ------------ -------------
                                                                 $  85.4       $  65.3
                                                               ============ =============

          We used cash primarily for:

                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                  2006         2005
                                                              ------------- -------------
Purchases of rental equipment...............................     $  80.9      $  66.3
Purchase and improvement of property and equipment..........         3.8          3.6
Acquisition of business.....................................        --            6.7
                                                              ------------- -------------
                                                                 $  84.7      $  76.6
                                                               ============ =============

          As of March 31, 2006, we had no borrowings under our credit facility, and our availability under this facility was $57.9 million, after taking into account $23.0 million of outstanding letters of credit.

Adequacy of Capital Resources

          Our sources of cash over the next twelve months are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment, floor plan and other short-term financings and borrowings under our credit facility. We also may use operating leases to finance delivery vehicles.

          Our uses of cash over the next twelve months are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service, which is primarily payment of $38.0 million of interest on our Senior Secured and Senior Unsecured Notes. We are currently planning rental equipment expenditures over the next twelve months, net of proceeds from sales of rental equipment, of approximately $70.0 million. We estimate that capital expenditures for non-rental assets over the next twelve months will approximate $15.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.

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

          Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.50% to 2.50%. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on our assets, except for our rental equipment and inventory. The facility is also secured by a pledge of the capital stock of our subsidiaries. We may also grant to the lenders under such facility certain mortgages and other security interests on certain of our real property.

          The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At March 31, 2006, we were in compliance with this requirement.

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

          We used a portion of the proceeds from the offering of the Senior Unsecured Notes to redeem $30.8 million aggregate principal amount of our 6.5% Convertible Subordinated Notes due 2008 plus accrued and unpaid interest of $4.3 million.

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

          There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described below and elsewhere in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the SEC, and include, among others:

•	Our substantial level of indebtedness could materially adversely affect our ability to execute our business strategy.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Hurricanes or other severe weather events or other natural disasters may cause significant disruptions to our operations and may adversely affect the economy, including by increasing fuel costs and limiting fuel availability.

•	Increases in fuel prices or limited availability of fuel may adversely affect our business and operating results.

•	Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results, our ability to raise capital and the market value of our outstanding securities.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	All of our existing leases for our NationsRent at Lowe’s locations expire on the same date in October 2008 with an option to renew through October 2010 and an additional option, subject to Lowe’s approval, through October 2012. If we are not able to further renew these leases we may be forced to close or relocate up to 100 locations at or around the same time.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

•	Although we are actively negotiating to establish dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

•	We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

•	Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

          The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At March 31, 2006, we did not have any variable rate debt outstanding.

Item 4: Controls and Procedures

          Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

          We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. During the course of our testing, we may identify deficiencies which we may not be able to remediate prior to the reporting deadline imposed by the Sarbanes-Oxley Act, which is currently required for our December 31, 2007 Annual Report. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and therefore, we may report material weaknesses in internal controls in the future.

PART II - OTHER INFORMATION

Item 6: Exhibits

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)
3.6	By-Laws of the Company(1)
4.1	Form of 9.5% Senior Secured Notes due 2010(1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company’s 9.5% Senior Secured Notes due 2010(1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company’s 9.5% Senior Unsecured Notes due 2015(5)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)
10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)
10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)
10.13	Form of Key Employee Housing Assistance Program(1)
10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.(1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)
10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)
10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)
10.33	Employment Agreement, effective July 7, 2003, by and between the Company and Charles H. Snyder (10)
10.34	Agreement for Wholesale Financing, dated April 27, 2006, by and among the Company, its direct and indirect subsidiaries and GE Commercial Distribution Finance Corporation. (11)
21	List of Subsidiaries(9)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

____________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-25519), filed June 3, 2005, as amended, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2006, and incorporated herein by reference.
(12)	Filed herewith.
(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Dated: May 12, 2006	By Name: Title:	/s/ Thomas J. Putman Thomas J. Putman President and Chief Executive Officer

Dated: May 12, 2006	By Name: Title:	/s/ Thomas J. Hoyer Thomas J. Hoyer Executive Vice President and Chief Financial Officer

Dated: May 12, 2006	By Name: Title:	/s/ Robert W. Schiller Robert W. Schiller Vice President and Controller

EXHIBIT INDEX

Exhibit Number	Description

2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)
3.6	By-Laws of the Company(1)
4.1	Form of 9.5% Senior Secured Notes due 2010(1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company’s 9.5% Senior Secured Notes due 2010(1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company’s 9.5% Senior Unsecured Notes due 2015(5)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)
10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)
10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)
10.13	Form of Key Employee Housing Assistance Program(1)
10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.(1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)
10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)
10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)
10.33	Employment Agreement, effective July 7, 2003, by and between the Company and Charles H. Snyder (10)
10.34	Agreement for Wholesale Financing, dated April 27, 2006, by and among the Company, its direct and indirect subsidiaries and GE Commercial Distribution Finance Corporation. (11)
21	List of Subsidiaries(9)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-25519), filed June 3, 2005, as amended, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2006, and incorporated herein by reference.
(12)	Filed herewith.
(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.