Form 10-Q
period 2006-06-30
NATIONSRENT COMPANIES INC
filed 2006-08-14
CIK 1276676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of June 30, 2006 there were 1,729,091 shares of common stock, $0.01 par value, outstanding.

NATIONSRENT COMPANIES, INC.

Index

Page
No.

PART I - FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005	2

Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3: Quantitative and Qualitative Disclosures About Market Risk	37

Item 4: Controls and Procedures	38

PART II - OTHER INFORMATION	39

Item 6: Exhibits	39

Signatures	45

Certifications	51

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NATIONSRENT COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                  June 30,               December 31,
                                                                                    2006                     2005
                                                                              --------------           --------------
                                                                                (unaudited)
                                  ASSETS

Cash and cash equivalents................................................   $         5,200          $       16,246
Marketable securities....................................................                35                      35
Accounts receivable, net of allowances of $11,908 at June 30, 2006, and
  $12,160 at December 31, 2005...........................................            84,396                  90,983
Inventories, net.........................................................            64,249                  67,875
Prepaid expenses and other assets (Note 10)..............................            11,117                  14,655
Debt issuance costs, net.................................................             6,075                   6,729
Rental equipment, net....................................................           553,328                 491,564
Property and equipment, net..............................................            86,961                  80,946
Intangible assets, net...................................................             7,995                   8,105
Goodwill.................................................................               307                     307
                                                                              --------------           --------------
  Total Assets...........................................................     $     819,663            $    777,445
                                                                              ==============           ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable.........................................................     $     91,604             $     81,844
Accrued compensation and related taxes...................................           16,173                   18,825
Accrued expenses and other liabilities...................................           30,073                   30,943
Accrued insurance claims.................................................           14,259                   13,824
Equipment floor plan and financing.......................................           40,651                   10,573
Debt, net (Note 4).......................................................          398,203                  397,534
Income taxes payable.....................................................               --                      489
Deferred income tax liability, net.......................................            5,317                    3,350
                                                                              --------------           --------------
  Total Liabilities......................................................          596,280                  557,382
                                                                              --------------           --------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock-- $0.01 par value, 1,000,000 shares authorized,
  Series A, $72,002 liquidation preference, 72,002 shares issued
  and outstanding at June 30, 2006 and December 31, 2005.................                1                        1
Common stock-- $0.01 par value, 3,000,000 shares authorized,
  1,729,091 shares issued and outstanding at
  June 30, 2006 and December 31, 2005....................................               17                       17
Additional paid-in capital...............................................          216,865                  217,239
Deferred stock compensation, net.........................................               --                     (548)
Retained earnings........................................................            6,500                    3,354
                                                                              --------------           --------------
  Total stockholders' equity.............................................          223,383                  220,063
                                                                              --------------           --------------
  Total liabilities and stockholders' equity.............................     $    819,663             $    777,445
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

                                                                                  Three Months            Three Months
                                                                                     Ended                   Ended
                                                                                 June 30, 2006           June 30, 2005
                                                                               ------------------      ------------------
Revenue:
  Equipment rentals....................................................       $    132,834              $    123,389
  Sales of equipment, merchandise, service, parts and supplies.........             62,912                    50,277
                                                                              --------------            --------------
   Total revenue.......................................................            195,746                   173,666
                                                                              --------------            --------------
Cost of revenue:
  Cost of equipment rentals............................................             70,102                    64,102
  Rental equipment and vehicle depreciation and lease expense..........             30,093                    32,792
  Cost of sales of equipment, merchandise, service, parts and supplies.             38,369                    27,906
                                                                              --------------            --------------
   Total cost of revenue...............................................            138,564                   124,800
                                                                              --------------            --------------
Gross profit...........................................................             57,182                    48,866
Operating expenses:
  Selling, general and administrative expenses.........................             34,681                    32,283
  Other depreciation and amortization..................................              2,336                     2,109
                                                                              --------------            --------------
Operating income.......................................................             20,165                    14,474
                                                                              --------------            --------------
Other (income) expense:
  Interest expense, net................................................             11,092                     9,948
  Other, net...........................................................               (933)                     (624)
                                                                              --------------            --------------
   Total other expense.................................................             10,159                     9,324
                                                                              --------------            --------------
Income before provision for income taxes...............................             10,006                     5,150
  Provision for income taxes...........................................              3,797                        --
                                                                              --------------            --------------
Net income.............................................................       $      6,209              $      5,150
                                                                              ==============            ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

                                                                                   Six Months              Six Months
                                                                                     Ended                   Ended
                                                                                 June 30, 2006           June 30, 2005
                                                                               -----------------       ------------------
Revenue:
  Equipment rentals....................................................       $    244,553             $     223,854
  Sales of equipment, merchandise, service, parts and supplies.........            112,362                    90,350
                                                                              --------------            --------------
   Total revenue.......................................................            356,915                   314,204
                                                                              --------------            --------------
Cost of revenue:
  Cost of equipment rentals............................................            135,855                   126,765
  Rental equipment and vehicle depreciation and lease expense..........             59,106                    63,278
  Cost of sales of equipment, merchandise, service, parts and supplies.             66,541                    49,802
                                                                              --------------            --------------
   Total cost of revenue...............................................            261,502                   239,845
                                                                              --------------            --------------
Gross profit...........................................................             95,413                    74,359
Operating expenses:
  Selling, general and administrative expenses.........................             65,475                    61,551
  Other depreciation and amortization..................................              4,548                     3,993
                                                                              --------------            --------------
Operating income ......................................................             25,390                     8,815
                                                                              --------------            --------------
Other (income) expense:
  Interest expense, net................................................             21,521                    17,779
  Reversal of pre-petition tax liabilities.............................                 --                       (98)
  Other, net...........................................................             (1,314)                   (1,060)
                                                                              --------------            --------------
   Total other expense.................................................             20,207                    16,621
                                                                              --------------            --------------
Income (loss) before reorganization items and provision for income taxes             5,183                    (7,806)
Reorganization items, net..............................................                 --                      (180)
                                                                              --------------            --------------
Income (loss) before provision for income taxes........................              5,183                    (7,626)
Provision for income taxes.............................................              2,037                        --
                                                                              --------------            --------------
Net income (loss) .....................................................       $      3,146              $     (7,626)
                                                                              ==============            ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               Six Months Ended        Six Months Ended
                                                                                 June 30, 2006           June 30, 2005
                                                                             ---------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................        $    3,146               $   (7,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization........................................            63,305                   67,262
  Provision for doubtful accounts......................................             2,324                    3,549
  Non-cash reorganization items........................................                 -                     (180)
  Amortization of deferred stock compensation..........................               175                      426
  Amortization of deferred issuance costs and debt discount............             1,478                    1,798
  Deferred income taxes................................................             1,967                        -
  Loss on disposal of non-rental equipment.............................                63                       94
  Gain on disposal of rental equipment.................................           (34,769)                 (31,691)
  Changes in operating assets and liabilities:
   Accounts receivable.................................................             4,263                   (7,328)
   Inventories.........................................................             3,626                   (9,802)
   Prepaid expenses and other assets...................................             3,538                   (3,741)
   Accounts payable....................................................             9,760                   35,117
   Equipment floor plan payable........................................             7,298                    6,100
   Accrued expenses and other liabilities..............................            (3,576)                   1,036
                                                                              --------------           --------------
   Net cash provided by operating activities...........................            62,598                   55,014
                                                                              --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business................................................                 -                   (6,703)
Purchases of marketable securities, net................................                 -                  (28,944)
Purchases of rental equipment..........................................          (138,953)                (196,493)
Purchases of property and equipment....................................            (8,712)                 (11,537)
Proceeds from disposal of rental equipment.............................            56,877                   56,311
                                                                              --------------           --------------
  Net cash used in investing activities................................           (90,788)                (187,366)
                                                                              --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance and revolving credit facility..............            75,600                  150,000
Proceeds from equipment financing......................................            24,964                        -
Redemption of convertible notes........................................                 -                  (23,723)
Payment of debt issuance costs.........................................                 -                   (6,020)
Repayment of equipment financing.......................................            (2,184)                       -
Repayments of debt ....................................................           (81,236)                    (488)
                                                                              --------------           --------------
  Net cash provided by financing activities............................            17,144                  119,769
                                                                              --------------           --------------
Net decrease in cash and cash equivalents..............................           (11,046)                 (12,583)
Cash and cash equivalents, beginning of period.........................            16,246                   40,625
                                                                              --------------           --------------
Cash and cash equivalents, end of period...............................        $    5,200               $   28,042
                                                                              ==============           ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest................................................        $   20,387               $   15,761
                                                                              ==============           ==============
 Cash paid for income taxes............................................        $    1,195               $        2
                                                                              ==============           ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
 Property and equipment acquired under financial obligations...........        $    5,480               $       --
                                                                              ==============           ==============
 Issuance of common stock on conversion of convertible notes...........        $        -               $   16,430
                                                                              ==============           ==============
 Reclassification of redeemed convertible notes to accrued expenses....        $        -               $    7,089
                                                                              ==============           ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSRENT COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

          Revenue from the sale of equipment includes revenue earned in connection with sale/purchase agreements between the Company and certain manufacturers from whom the Company purchases new equipment. The Company accounts for these exchanges at fair value as monetary exchanges under Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchange of Nonmonetary Assets,” and revenue is recognized at the time of delivery to, or pick up by, the manufacturer. In certain instances, the sale transaction may contain a limited subjective right of return which extends the date of revenue recognition to the date the subjective right of return period lapses. The Company establishes fair market value for each unit of equipment sold in sale/purchase agreements based on independent appraisals and records sale/purchase revenue up to but not exceeding such fair market value. Any excess sale price over the estimated fair market value of the used equipment sold is accounted for as a reduction of the cost of new rental equipment purchased by the Company from the same manufacturer and is amortized as a reduction to depreciation expense over the average useful life of the new rental equipment purchased from the same manufacturer. The following table sets forth the amounts related to the sale/purchase agreements:

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30                      June 30
                                                                  2006           2005          2006         2005
                                                               -----------   -----------   ------------ -------------
                                                                                  (in thousands)

Sale/Purchase revenue.......................................      $ 4,518     $   3,409        $   10,617    $   6,989

Excess sale price recorded as reduction of new equipment cost     $   668     $     307        $    1,251    $     557

Amortization of excess sale price...............................  $    86     $      44        $      149    $      78

        At June 30, 2006 and December 31, 2005, the unamortized balance of excess sale price recorded in the condensed consolidated balance sheet was approximately $2,504,000 and $1,402,000, respectively.

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

   New Accounting Pronouncement

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation requires the financial statement recognition of the impact of a tax position, if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to the opening retained earnings. The Company will evaluate the impact, if any, of adopting FIN 48 on the consolidated financial statements.

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

        4. Debt

        Debt consists of the following:

                                                                                           June 30,     December 31,
                                                                                             2006           2005
                                                                                         ------------ ----------------
                                                                                                (in thousands)

Senior secured notes payable due 2010................................................     $  250,000    $   250,000
Unamortized debt discount--Senior Secured Notes......................................         (5,262)        (5,869)
Senior unsecured notes due 2015......................................................        150,000        150,000
Unamortized debt discount--Senior Unsecured Notes.....................................        (3,842)        (4,060)
Senior secured revolving credit facility.............................................          1,800             --
Capital lease obligations payable....................................................          5,146             --
Other notes payable..................................................................            361          7,463
                                                                                          ------------  -------------
Total debt...........................................................................     $   398,203   $   397,534
                                                                                          ============  =============

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

          The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ rental equipment (other than titled vehicles), subject to certain permitted liens. The Company is required to certify each December and June during the term of the Senior Secured Notes that its collateral value coverage ratio, as defined, is at least 2.0 to 1.0. At June 30, 2006, the Company was in compliance with this requirement.

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

           In connection with the Merger, as defined and discussed in Note 12 below, the Company had previously announced a tender offer and consent solicitation to purchase for cash any and all of the Senior Secured Notes. As of 5:00 p.m., New York City time, on July 31, 2006, which was the deadline for holders to tender their Senior Secured Notes in order to receive the consent payment in connection with the offer, tenders and consents had been received from holders of $246,100,000 in aggregate principal amount of the Senior Secured Notes, representing approximately 98.44% of the outstanding Senior Secured Notes. Accordingly, on August 1, 2006, the Company, its subsidiaries that guarantee the Senior Secured Notes and Wilmington Trust Company, entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), supplementing the indenture governing the Senior Secured Notes, to effect proposed amendments to the satisfaction and discharge section in the indenture governing the Senior Secured Notes. However, the amendments contained in the Fourth Supplemental Indenture will not become operative unless and until certain conditions are satisfied, including the condition that the Merger shall have been consummated.

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

          In connection with the Merger, the Company had previously announced a tender offer and consent solicitation to purchase for cash any and all of its Senior Unsecured Notes. As of 5:00 p.m., New York City time, on July 31, 2006, which was the deadline for holders to tender their Senior Unsecured Notes in order to receive the consent payment in connection with the offer, tenders and consents had been received from holders of $150,000,000 in aggregate principal amount of the Senior Unsecured Notes, representing 100% of the outstanding Senior Unsecured Notes. Accordingly, on August 1, 2006, the Company, its subsidiaries that guarantee the Senior Unsecured Notes and Wilmington Trust Company, entered into a Supplemental Indenture (the “First Supplemental Indenture”), supplementing the indenture governing the Senior Unsecured Notes, to effect proposed amendments to eliminate substantially all of the restrictive covenants and events of default contained in the indentures governing the Senior Unsecured Notes. However, the amendments contained in the First Supplemental Indenture will not become operative unless and until certain conditions are satisfied, including the condition that the Merger shall have been consummated.

     Credit Facility

          In June 2003, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with an aggregate commitment of up to $150,000,000 with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan, to pay transaction expenses incurred in connection therewith and to refinance then existing indebtedness. In October 2003, the Company amended and restated the Credit Facility to reduce the aggregate commitments to up to $75,000,000 (including a $30,000,000 sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of Senior Secured Notes. In December 2004, the Company entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. In April 2005, the Company amended and restated the Credit Facility (the “Amended and Restated Credit Facility”) to, among other things, increase the availability from $75,000,000 up to $100,000,000 (including a $40,000,000 sub-limit for letters of credit) and extend the maturity of the facility to April 2010. In April 2006, the Company entered into a fourth amendment to the Amended and Restated Credit Facility to amend the definition of “permitted liens” to include an additional category of permitted liens.

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

At June 30, 2006, the interest rate was 9.0%. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on the Company’s assets, except for the Company’s rental equipment and inventory. The facility is also secured by a pledge of the capital stock of the Company’s subsidiaries. The Company may also grant to the lenders under such facility certain mortgages and other security interests on certain real property owned by the Company.

          The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, the Company must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At June 30, 2006, the Company was in compliance with this requirement.

          As of June 30, 2006, the Company had $1,800,000 outstanding under the Amended and Restated Credit Facility. The amounts disclosed in the captions titled “Proceeds from debt issuance and revolving credit facility” and “Repayments of debt” in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006 include the cumulative activity of the daily borrowings and repayments, $75,600,000 and $73,800,000, respectively, under the Amended and Restated Credit Facility. The availability under the Amended and Restated Credit Facility at June 30, 2006, amounted to $64,676,000 after taking into account approximately $25,498,000 in outstanding letters of credit. At December 31, 2005, the Company had no cash borrowings under the Amended and Restated Credit Facility.

     Capital Lease Obligations

          Capital lease obligations represent leases that meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States. During the first quarter of 2006, the Company entered into a capital lease for the purchase of delivery vehicles.

          Lease expense under such capital lease obligations is as follows:

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30                      June 30
                                                                  2006           2005          2006         2005
                                                                ---------    -----------    -----------  -----------
                                                                                 (in thousands)

Lease expense..................................................  $262          $ --          $ 349          $--

     Other Notes Payable

          Other notes payable consist of short-term finance obligations for the purchase of certain rental equipment and the payment of insurance premiums.

           5.     Equipment Floor Plan and Financing

          During 2005, the Company entered into equipment floor plan arrangements with CNH Capital America LLC, an affiliate of Case Corporation, for Case equipment and with LBX Company LLC for Link-Belt equipment. The terms of these arrangements generally include up to six months interest free payment terms followed by a term during which interest is charged at prevailing market rates. Principal payments are generally due at the earlier of sale of the equipment or up to twenty-four months from the invoice date. Additionally, the Company is required to pay curtailments on equipment that is placed in the Company’s rental fleet, based upon the original cost of the equipment and hourly usage. Curtailments are applied against the outstanding principal of the equipment obligation. The floor plan obligations are collateralized by the specific equipment. At June 30, 2006 and December 31, 2005, the Company had approximately $17,871,100 and $10,573,000, respectively, outstanding under these floor plan arrangements.

          In April 2006, the Company entered into a Wholesale Financing Agreement (the “Facility”) with an uncommitted initial maximum availability of up to $25,000,000. The Facility is available to finance purchases of rental equipment and new equipment inventory on a short-term basis. The Facility is secured on a first priority basis by the equipment financed thereunder and a letter of credit in an amount equal to 10% of the maximum availability, currently $2,500,000. Advances with respect to each item of the equipment financed under the Facility mature on the earlier of (i) 360 days after the invoice date of such equipment or (ii) ten days after such item of equipment is sold or disposed. Advances under the Facility bear interest at a floating rate equal to the prime rate minus 0.35%, subject to a minimum interest rate of 5.15%. At June 30, 2006, the interest rate was 6.38%. The facility requires that the Company maintain a minimum collateral value equal to 105% of the appraised market value of the equipment being financed. If the collateral value falls below the 105% requirement, then the Company is required to deposit additional cash collateral to cover the deficiency. In an event of default, termination or expiration of the Facility, the cash collateral may be applied to the outstanding loan amount. The Facility contains various customary affirmative and negative covenants and events of default. As of June 30, 2006, there was $22,780,000 outstanding under the Facility net of cash collateral of $685,000.

           6.     Income Taxes

        The Company’s provision for income taxes was $3,797,000 and $2,037,000 for the three and six months ended June 30, 2006, respectively, and zero for the three and six months ended June 30, 2005. The Company’s calculation of its estimated annual effective tax rate takes into account the geographical distribution of the Company’s taxable income for state purposes, changes to the Company’s valuation allowance for deferred tax assets for federal and state purposes, and tax planning opportunities that may be available to the Company in the various jurisdictions in which it operates. The assumptions used in determining the estimated annual effective tax rate are subject to change and may impact this calculation. Significant or unusual items are separately recognized in the period in which they occur.

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

          The impact of adopting SFAS 123(R) was not significant as the Company was already recognizing compensation expense for these shares as they vest. Compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

          Compensation expense is as follows:

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30                      June 30
                                                                  2006           2005          2006         2005
                                                                ----------- -------------   ------------ -----------
                                                                                 (in thousands)

Compensation expense.....................................        $  88           $ 214         $ 175         $ 426

           Prior to the adoption of SFAS 123(R), deferred stock compensation, arising from the issuance of restricted shares, was charged for the difference between the market value of the restricted shares and the sales price of the shares and was recorded as a reduction of stockholder’s equity in the accompanying consolidated balance sheets. Upon the adoption of SFAS 123(R), the deferred compensation balance at June 30, 2006, of approximately $374,000 was reclassified to additional paid-in capital. The unamortized compensation expense of $374,000, which is related to the 19,680 unvested restricted shares, will be amortized over a weighted average period of 1.1 years.

           8.     Rental Equipment, net

           Rental equipment, net consists of the following:

                                                                                        June 30,       December 31,
                                                                                          2006             2005
                                                                                      ------------    ----------------
                                                                                              (in thousands)

Rental equipment.................................................................     $     791,279    $     697,858
Less: accumulated depreciation...................................................          (237,951)        (206,294)
                                                                                     ---------------- ----------------
Rental equipment, net............................................................     $     553,328    $     491,564
                                                                                     ================ ================

           9.     Property and Equipment, net

          Property and equipment, net consists of the following:

                                                                                        June 30,       December 31,
                                                                                          2006             2005
                                                                                      ------------    --------------
                                                                                              (in thousands)

Land, buildings and improvements................................................     $       48,170   $       46,679
Furniture, fixtures and office equipment........................................             18,785           15,900
Vehicles, delivery and shop equipment...........................................             62,956           55,115
Construction in progress........................................................              3,661            3,381
                                                                                     ---------------- ----------------
                                                                                            133,572          121,075
Less: accumulated depreciation and amortization.................................            (46,611)         (40,129)
                                                                                     ---------------- ----------------
Property and equipment, net.....................................................     $       86,961   $       80,946
                                                                                     ================ ================

          At June 30, 2006 and December 31, 2005, construction in progress included approximately $380,000 and $1,319,000 of software related costs, respectively.

           10.     Related Party Transactions

        TREC, LLC, an entity affiliated with Bryan Rich, one of the Company’s Co-Chairmen, and certain affiliates of TREC, LLC, are currently leasing three locations to the Company. Payments for such locations totaled approximately $173,000 for each of the three months ended June 30, 2006 and 2005, and $346,000 for each of the six months ended June 30, 2006 and 2005.

          The Company leases certain facilities from family members of one of its Co-Chairmen. Payments for such leases totaled approximately $58,000 and $52,000 for the three months ended June 30, 2006 and 2005, respectively, and $111,000 and $135,000 for the six months ended June 30, 2006 and 2005, respectively.

          In November 2003, the Company created a limited housing assistance program for certain key employees, which consisted of certain interest free short-term bridge loans and interest free long-term loans to assist with relocation to Ft. Lauderdale, Florida. The short-term bridge loans were repaid in full during 2004. The outstanding aggregate balance of the three long-term loans was $2,249,000 and $2,373,000 at June 30, 2006 and December 31, 2005, respectively. These amounts are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

          In 2006, the Company purchased SmartWasher parts washers from ChemFree, a company affiliated with Irv Levine, a member of the Board of Directors of the Company. As of June 30, 2006, the Company’s purchases from ChemFree were approximately $78,000.

           11.     Commitments and Contingencies

          In June 2006, a suit entitled Todd Horton and Brad Barnard d/b/a Barnard Construction v. NationsRent was filed in the United States District Court for the Southern District of Florida claiming, among other things, that the Company charge a damage waiver fee as part of the Company’s standard equipment rental agreement that constitutes an unconscionable, unfair or deceptive act or practice under Florida law. The plaintiffs in the Horton/Barnard case are seeking to represent a class consisting of every person who entered into an equipment rental agreement with the Company who paid a damage waiver fee. Plaintiffs in the Horton/Barnard case are seeking an unspecified amount of damages, plus costs and fees, and declaratory and injunctive relief. In addition, in July 2006, a suit entitled David Jacov v. NationsRent was filed in the United States District Court for the Southern District of Florida, similarly alleging, among other things, that the Company charge a damage waiver fee, as well as an environmental fee, as part of the Company’s standard equipment rental agreement that constitutes an unconscionable, unfair or deceptive act or practice under Florida law. The plaintiff in the Jacov case is seeking to represent a similar class of persons. The plaintiff in the Jacov case is seeking an unspecified amount of damages, plus costs and fees, and declaratory and injunctive relief. In July 2006, plaintiffs in the Horton/Barnard case and the Jacov case agreed to consolidate these two cases into one case and file a new consolidated amended complaint which is expected to be filed in August 2006. NationsRent intends to vigorously defend each of these cases. The ultimate outcome of these cases cannot be determined at this time.

          The Company is also a party to other pending legal proceedings arising in the ordinary course of business, the results of which cannot be predicted with certainty.

           12.     Subsequent Events

          On July 18, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ashtead Group plc, a United Kingdom company (“Ashtead”), Sunbelt Rentals, Inc., a Delaware company and an indirect subsidiary of Ashtead and Neptune Ventures Group, Inc., a Delaware company and a direct subsidiary of Sunbelt Rentals, Inc. pursuant to which the Company will be merged with Neptune Ventures Group, Inc., with the Company surviving as a wholly-owned indirect subsidiary of Ashtead (the “Merger”).

          At the time when the Merger becomes effective (the “Effective Time”), each issued and outstanding share of the Company’s common stock shall be converted into the right to receive its pro rata share of the “Common Stock Consideration”. The aggregate Common Stock Consideration will consist of:

•	an aggregate of $494,998,000, less the transaction expenses incurred by the Company;

•	the amount of the $28,000,000 escrow fund (the “Escrow Amount”) (and interest, net of taxes) available after settlement of any claims against the escrow fund pursuant to the Merger Agreement and a related escrow agreement;

•	the balance of a reserve account (initially $5,000,000) established to cover the third party costs which may be incurred by the stockholders’ representative in disputing claims by Ashtead against the Escrow Amount and to resolve any other disagreements, including any disagreements over the Common Stock Deferred Payment (as described below); and

•	the "Common Stock Deferred Payment" of up to $89,000,000, if achieved.

          The Common Stock Deferred Payment is payable in full if Ashtead’s share price equals or exceeds 140% of its “reference price” of 223.5 pence (with payments being earned in installments of approximately $5,000,000 each for each percentage point between 123.2% and 140%) based on measurements on certain trading days over the period lasting until the third anniversary date of the closing. The reference price will be adjusted to account for dilution resulting from a rights offering being conducted by Ashtead in connection with its financing of the Merger, and the reference price will be subject to further adjustments if certain dilution events occur in the future.

          At the Effective Time, each issued and outstanding share of the Company’s Series A Preferred Stock shall be converted into the right to receive $1,000, the liquidation preference, in cash, for an aggregate of $72,002,000.

          The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of certain conditions as specified in the Merger Agreement, including, among other things, the following:

•	the Company’s consummation of bond tender offers for its two outstanding issues of senior notes (and receipt of related consents from holders of a majority of the outstanding amount of each such series of notes to amend the related indenture). As discussed in Note 4, as of July 31, 2006, the Company had received the requisite number of tenders and consents;

•	Ashtead obtaining shareholder approval of the Merger and a rights offering it is conducting in connection with the Merger, which approval was received on August 4, 2006;

•	Ashtead consummating financing necessary to fund the payments of merger consideration;

•	No material adverse effect having occurred with respect to the Company nor any change, event or condition, individually or in the aggregate, that would reasonably be expected to have a material adverse effect on the Company; and

•	Expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Early termination was granted on August 9, 2006.

          The Merger Agreement may be terminated and the Merger may be abandoned at any time prior to the Closing under certain circumstances as specified in the Merger Agreement. Either party may terminate if the Merger has not occurred by September 30, 2006. Subject to certain conditions, the Company will be entitled to a $11.3 million “breakup fee” if the Merger Agreement is terminated due to (a) the failure of Ashtead’s shareholders to approve the rights offering mentioned above, or of Ashtead to effect the admission of certain shares for listing under United Kingdom procedures or (b) Ashtead’s inability to consummate financing.

          In connection with the execution of the Merger Agreement, certain of our stockholders adopted resolutions which, in part, approved and adopted the Merger Agreement in an action by written consent pursuant to Section 228 of the Delaware General Corporation Law, which approval constituted the stockholder approval required under the terms of our Amended and Restated Certificate of Incorporation and Delaware law. As a result, the approval of the Merger by the our stockholders has been obtained.

          The Merger is expected to close on or about August 31, 2006.

          In addition, in connection with the Merger, the Company commenced a cash tender offer for any and all of the Senior Secured Notes and Senior Unsecured Notes and in connection with such offers, holders of such notes were solicited to provide consents to certain amendments that would eliminate most of the restrictive covenants and events of default contained in the indenture for the Senior Unsecured Notes and amend the satisfaction and discharge section of the indenture for the Senior Secured Notes. The tender offers and consent solicitations are more fully described in Note 4.

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

Recent Developments

          On July 18, 2006, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Ashtead Group plc, a United Kingdom company, or Ashtead, Sunbelt Rentals, Inc., a Delaware company and an indirect subsidiary of Ashtead and Neptune Ventures Group, Inc., a Delaware company and a direct subsidiary of Sunbelt Rentals, Inc. pursuant to which the Company will be merged with Neptune Ventures Group, Inc., with the Company surviving as a wholly-owned indirect subsidiary of Ashtead, this transaction being referred to herein as the Merger.

          At the time when the Merger becomes effective, or the Effective Time, each issued and outstanding share of our common stock shall be converted into the right to receive its pro rata share of the Common Stock Consideration. The aggregate Common Stock Consideration will consist of:

•	an aggregate of $494.9 million, less the transaction expenses incurred by the Company;

•	the amount of the $28.0 million escrow fund, or the Escrow Amount (and interest, net of taxes) available after settlement of any claims against the escrow fund pursuant to the Merger Agreement and a related escrow agreement;

•	the balance of a reserve account (initially $5.0 million) established to cover the third party costs which may be incurred by the stockholders’ representative in disputing claims by Ashtead against the Escrow Amount and to resolve any other disagreements, including any disagreements over the Common Stock Deferred Payment (as described below); and

•	the "Common Stock Deferred Payment" of up to $89.0 million, if achieved.

          The Common Stock Deferred Payment is payable in full if Ashtead’s share price equals or exceeds 140% of its “reference price” of 223.5 pence (with payments being earned in installments of approximately $5.0 million each for each percentage point between 123.2% and 140%) based on measurements on certain trading days over the period lasting until the third anniversary date of the closing. The reference price will be adjusted to account for dilution resulting from a rights offering being conducted by Ashtead in connection with its financing of the Merger, and the reference price will be subject to further adjustments if certain dilution events occur in the future.

          At the Effective Time, each issued and outstanding share of our Series A Preferred Stock shall be converted into the right to receive $1,000, the liquidation preference, in cash, for an aggregate of $72.0 million.

          The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of certain conditions as specified in the Merger Agreement, including, among other things, the following:

•	Our consummation of bond tender offers for our two outstanding issues of senior notes (and receipt of related consents from holders of a majority of the outstanding amount of each such series of notes to amend the related indenture). As of July 31, 2006, we had received the requisite number of tenders and consents;

•	Ashtead obtaining shareholder approval of the Merger and a rights offering it is conducting in connection with the Merger which approval was received on August 4, 2006;

•	Ashtead consummating financing necessary to fund the payments of merger consideration;

•	No material adverse effect having occurred with respect to the Company nor any change, event or condition, individually or in the aggregate, that would reasonably be expected to have a material adverse effect on the Company; and

•	Expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Early termination was granted on August 9, 2006.

          The Merger Agreement may be terminated and the Merger may be abandoned at any time prior to the Closing under certain circumstances as specified in the Merger Agreement. Either party may terminate if the Merger has not occurred by September 30, 2006. Subject to certain conditions, the Company will be entitled to a $11.3 million “breakup fee” if the Merger Agreement is terminated due to (a) the failure of Ashtead’s shareholders to approve the rights offering mentioned above, or of Ashtead to effect the admission of certain shares for listing under United Kingdom procedures or (b) Ashtead’s inability to consummate financing.

          In connection with the execution of the Merger Agreement, certain of our stockholders adopted resolutions which, in part, approved and adopted the Merger Agreement in an action by written consent pursuant to Section 228 of the Delaware General Corporation Law, which approval constituted the stockholder approval required under the terms of our Amended and Restated Certificate of Incorporation and Delaware law. As a result, the approval of the Merger by the our stockholders has been obtained.

          The Merger is expected to close on or about August 31, 2006.

          In addition, in connection with the Merger, we have commenced a cash tender offer for any and all of our Senior Unsecured Notes due May 1, 2015 and Senior Secured Notes due October 15, 2010 and, in connection with such offers, holders of such notes are being solicited to provide consents to certain amendments that would eliminate most of the restrictive covenants and events of default contained in the indenture for the Senior Unsecured Notes and amend the satisfaction and discharge section of the indenture for the Senior Secured Notes.

          As of 5:00 p.m., New York City time, on July 31, 2006, which was the deadline for holders to tender their Senior Secured Notes in order to receive the consent payment in connection with the offer, tenders and consents had been received from holders of $246,100,000 in aggregate principal amount of the Senior Secured Notes, representing approximately 98.44% of the outstanding Senior Secured Notes. As of 5:00 p.m., New York City time, on July 31, 2006, which was the deadline for holders to tender their Senior Unsecured Notes in order to receive the consent payment in connection with the offer, tenders and consents had been received from holders of $150,000,000 in aggregate principal amount of the Senior Unsecured Notes, representing 100% of the outstanding Senior Unsecured Notes.

          Completion of the offers and consent solicitations is subject to the satisfaction of certain conditions, including, but not limited to, the consummation of the Merger contemplated by the Merger Agreement.

Our Initiatives

          In the first half of 2006, we continued to execute on several of our core strategies that impacted our results of operations:

•	We continue to reinvest the proceeds of used equipment sales to replenish our rental fleet. This is allowing us to continue to reduce our fleet age and improve our overall fleet mix. It is also allowing us to accelerate the transition of our fleet to a core group of leading brands and dispose of fleet that does not meet our return hurdles.

•	We believe that the improvements in our rental fleet discussed above have contributed to higher deployment and pricing which has led to growth in our rental revenue. In the first half of 2006 our rental fleet had an average first cost of approximately $969.7 million.

•	During the first half of 2005, we completed the implementation of a new point of sale system to better support our key initiatives. We believe that the distractions associated with this implementation coupled with the ramp up time in getting the system to operate as expected negatively impacted our operating results, including our rental revenue growth, for 2005. We believe that most of the disruptions caused by the transition to this new point of sale system are behind us.

•	We continued to emphasize sales of equipment through implementing training and targeted incentive compensation programs, establishing dealer and distributor relationships and increasing inventories of new equipment available for sale. The result was that a significant portion of our revenue growth was from the sale of new equipment. In addition, we continued our pace of sales of used equipment to take advantage of the strong market pricing for used equipment.

•	As part of our continuing strategy to expand our customer service offerings and as an authorized dealer and distributor of several major brands of new equipment at certain of our locations, we continued to build up our new equipment and parts inventories. We generally align our inventories of new equipment and parts with the types and brands of equipment and parts that we purchase for our rental fleet in order to provide flexibility to our customers, reduce maintenance costs and improve operator and mechanic training.

Economic and Industry Factors

          In the first half of 2006, we believe that the following external factors had an impact on our results of operations:

•	Non-residential construction activity continued to grow in the second quarter of 2006 which has had a positive impact on our rental and sales revenue.

•	Demand for construction equipment in the U.S. relative to supply remains strong, as reflected by continued strong market pricing for used equipment. As discussed above, we continue to take advantage of this favorable market and accelerate the replacement of a significant portion of our rental fleet.

•	Throughout 2005, increased demand for construction equipment resulted in extended delivery times for our purchases of rental fleet and new equipment inventory. This required us to plan for our equipment purchases well in advance of our expected needs. We believe that these extended delivery times are returning to more manageable levels in 2006.

•	Worldwide price increases for raw materials and energy have led to an increase in our equipment costs from many of our manufacturers. Our sales prices and rental rates generally have increased in advance of these cost increases. We believe that as long as the demand for construction equipment exceeds the supply, rental rates and the resale value of used equipment will continue to rise, thereby offsetting much of the increased equipment costs.

•	Recent significant increases in the cost of fuel in the United States have led to increased expense for both off-road and on-road fuel. We purchase a significant quantity of off-road and on-road diesel and gasoline fuel. Off-road fuel is primarily sold to customers for use in our rental equipment, and on-road fuels are consumed primarily in the operation of our delivery vehicles. In response to these increases, we raised the price we charge our customers for use of off-road fuels. Increased costs for on-road fuels, however, are not as directly offset by increased prices to our customers. Competitive pressures often do not allow us to pass on these increased costs to our customers, and we must therefore absorb a portion of the increased costs of fuel. Further significant fuel price increases may potentially reduce our gross profit margin on rentals to the extent we are unable to pass these higher fuel costs on to our customers.

Impact of Fresh-Start Reporting

          On June 13, 2003, or the Effective Date, NationsRent emerged from bankruptcy proceedings under Chapter 11 of Title 11 of the U.S. Bankruptcy Code pursuant to the Plan of Reorganization. We recognized the effects of the reorganization for accounting purposes on June 1, 2003. Accounting for the reorganization had a significant effect on the carrying value of our assets and liabilities, which makes comparing and understanding the results of our operations from prior to the Effective Date to after the Effective Date more difficult.

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

          These favorable effects on our results of operations will continue until all of the assets written down have been sold, disposed or fully depreciated. At June 30, 2006, there was approximately $7.0 million of estimated fresh start adjustments remaining in our rental fleet, and approximately $17.4 million remaining in our property and equipment accounts. We expect that most of the remaining fresh start adjustments in our rental fleet will affect our results of operations in 2006 and 2007 either through reduced depreciation or adjustments to the gain (loss) on disposal. The majority of the remaining fresh start adjustments in our property and equipment accounts relate to adjustments recorded to leasehold improvements and owned real property. These assets have much longer lives and are not generally disposed of at the same rate as our rental fleet. As a result, the remaining adjustments in our property and equipment accounts will reduce depreciation expense on these long-lived assets over the remaining useful lives of 5 to 20 years.

Results of Operations

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

                                                                                               Variance
                                                    Three Months Ended June 30,        Favorable/(Unfavorable)
                                                  -------------------------------  ------------------------------
                                                       2006             2005              $                %
                                                  ---------------- --------------  ---------------- --------------
                                                                       (dollars in thousands)
Revenue:
Equipment rentals.............................    $   132,834      $   123,389     $      9,445             7.7%
Sales of rental equipment.....................         30,817           31,020             (203)           (0.7)
Sales of new equipment........................         23,007           12,198           10,809            88.6
Sales of merchandise,
  service, parts and supplies.................          9,088            7,059            2,029            28.7
                                                  --------------   --------------   --------------    ------------
Total revenue.................................        195,746          173,666           22,080            12.7
                                                  --------------   --------------   --------------    ------------
Cost of revenue:
Cost of equipment rentals.....................         70,102           64,102           (6,000)           (9.4)
Rental equipment and vehicle depreciation
  and lease expense...........................         30,093           32,792            2,699             8.2
Cost of sales of equipment,
  merchandise, service, parts and supplies....         38,369           27,906          (10,463)          (37.5)
                                                  --------------   --------------   --------------    ------------
Total cost of revenue.........................        138,564          124,800          (13,764)          (11.0)
                                                  --------------   --------------   --------------    ------------
Gross profit:
Gross profit on equipment rentals
  including  equipment and vehicle  depreciation
  and lease
  expense...........................                   32,639           26,495            6,144            23.2
Gross profit on sales of equipment,
  merchandise, service, parts and supplies....         24,543           22,371            2,172             9.7
                                                  --------------   --------------   --------------    ------------
Total gross profit............................         57,182           48,866            8,316            17.0
                                                  --------------   --------------   --------------    ------------
Operating expenses:
Selling, general and administrative expenses..         34,681           32,283           (2,398)           (7.4)
Other depreciation and amortization...........          2,336            2,109             (227)          (10.8)
                                                  --------------   --------------   --------------    ------------
Operating income..............................         20,165           14,474            5,691            39.3
                                                  --------------   --------------   --------------    ------------
Interest expense, net.........................         11,092            9,948           (1,144)          (11.5)
Other, net....................................           (933)            (624)             309            49.5
                                                  --------------   --------------   --------------    ------------
                                                       10,159            9,324             (835)           (9.0)
                                                  --------------   --------------   --------------    ------------
Income before provision for income taxes .....         10,006            5,150            4,856            94.3
Provision for income taxes....................          3,797               --           (3,797)            --
                                                  --------------   --------------   --------------    ------------
  Net income..................................    $     6,209      $     5,150     $      1,059            20.6%
                                                  ==============   ==============   ==============    ============

           Revenue. Equipment rentals revenue increased in the second quarter of 2006 as compared to the same period in 2005 as a result of improved pricing and higher deployment, which resulted from:

•	increased non-residential construction activity;

•	continued strong demand for our equipment; and

•	a greater number of rental units deployed.

          Utilization in the second quarter of 2006 was 54.1% compared to 50.5% in the same period in 2005. We believe that the higher deployment discussed above was the key factor in the increase.

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

          Sales of new equipment increased in the second quarter of 2006 as compared to the same period in 2005 primarily as a result of our continued emphasis on sales of new equipment.

          Gross profit. Gross profit margin on equipment rentals, including equipment and vehicle depreciation and lease expense, increased from 21.5% in the second quarter of 2005 to 24.6% in the second quarter of 2006.

           Gross profit on equipment rentals increased primarily as a result of:

•	the $9.4 million increase in revenue; and

•	a $2.7 million decrease in depreciation expense primarily related to rental equipment that became fully depreciated in 2005.

           The increase in gross profit on equipment rentals was partially offset by:

•	a $2.4 million increase in employee-related expenses primarily related to increased headcount to support our key initiatives as well as increased labor costs in general; and

•	a $1.3 million increase in fuel expense.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies decreased from 44.5% in the second quarter of 2005 to 39.0% for the same period in 2006. The decrease was primarily a result of the increase in new equipment sales which have lower gross profit margins.

          Gross profit on rental equipment sales increased from 60.1% in the second quarter of 2005 to 61.3% in the same period in 2006 primarily as a result of continued improvement in pricing due to strong demand for equipment.

          In addition, gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the estimated effect of fresh start reporting ($ in millions):

                                                                           Three Months Ended March 31,
                                                              -------------------------- -----------------------------
                                                                            2006                  2005
                                                              -------------------------- -----------------------------
Reported gross profit.......................................  $     18.9          61.3%     $  18.6           60.1%
                                                              --------------                -----------
Write-down on Effective Date(1).............................       (10.4)                     (11.0)
Additional depreciation expense(2)..........................         9.8                        9.1
                                                              --------------                -----------
Net change resulting from fresh-start.......................       (0.6)                       (1.9)
                                                              --------------                -----------
Normalized gross profit.....................................  $     18.3          59.4%     $  16.7           53.7%
                                                              ==============                ============

           (1) Represents the write down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective periods.

           (2) Represents the estimated additional depreciation expense on the rental fleet that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

          Operating expenses. Operating expenses increased in the second quarter of 2006 as compared to the same period in 2005 primarily as a result of:

•	a $1.8 million increase in labor expenses required to support our growth initiatives and increased commissions and incentive compensation related to higher revenue; and

•	a $1.1 million increase in professional fees primarily related to the Merger and the pursuit of certain other strategic transactions.

          The increase in operating expenses was partially offset by a $0.9 million decrease in administrative expenses relating to the provision for doubtful accounts.

          Selling, general and administrative expenses as a percentage of total revenue were 17.7% in the second quarter of 2006 compared to 18.6% for the same period in 2005.

          Interest expense, net. The increase in interest expense, net in the second quarter of 2006 compared to the same period in 2005 primarily relates to the decrease in interest income from the reduction in cash, cash equivalents and marketable securities.

          Provision for income taxes. The provision for income taxes in the second quarter of 2006 relates to achieving income before income taxes of approximately $10.0 million. During the second quarter of 2005, the provision for income taxes was zero primarily as a result of net operating loss carryforwards.

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

                                                                                           Variance
                                                       Six Months Ended June 30,    Favorable/(Unfavorable)
                                                     ---------------------------- ---------------------------
                                                          2006           2005           $            %
                                                     --------------  ------------ ------------ --------------
                                                                     (dollars in thousands)
  Revenue:
Equipment rentals................................... $  244,553     $  223,854     $   20,699         9.2%
Sales of rental equipment...........................     56,876         56,311            565         1.0
Sales of new equipment..............................     39,070         20,885         18,185        87.1
Sales of merchandise, service, parts and supplies...     16,416         13,154          3,262        24.8
                                                     -------------  -------------  ------------- -----------
Total revenue.......................................    356,915        314,204         42,711        13.6
                                                     -------------  -------------  ------------- -----------
Cost of revenue:
Cost of equipment rentals...........................    135,855        126,765         (9,090)       (7.2)
Rental equipment and vehicle depreciation and lease
  expense...........................................     59,106         63,278          4,172         6.6
Cost of sales of equipment, merchandise, service,
  parts and supplies................................     66,541         49,802        (16,739)      (33.6)
                                                     -------------  -------------  ------------- -----------
Total cost of revenue...............................    261,502        239,845        (21,657)       (9.0)
                                                     -------------  -------------  ------------- -----------
Gross profit:
Gross profit  on equipment rentals including
  equipment and vehicle depreciation and lease
  expense...........................................     49,593         33,811         15,782        46.7
Gross profit on sales of equipment, merchandise,
  service, parts and supplies.......................     45,820         40,548          5,272        13.0
                                                     -------------  -------------  ------------- -----------
Total gross profit .................................     95,413         74,359         21,054        28.3
                                                     -------------  -------------  ------------- -----------
Operating expenses:
Selling, general and administrative expenses........     65,475         61,551         (3,924)       (6.4)
Other depreciation and amortization.................      4,548          3,993           (555)      (13.9)
                                                     -------------  -------------  ------------- -----------
Operating income....................................     25,390          8,815         16,575       188.0
                                                     -------------  -------------  ------------- -----------
Interest expense, net...............................     21,521         17,779         (3,742)      (21.0)
Reversal of pre-petition tax liabilities............         --            (98)           (98)         --
Other, net..........................................     (1,314)        (1,060)           254        24.0
                                                     -------------  -------------  ------------- -----------
                                                         20,207         16,621         (3,586)      (21.6)
                                                     -------------  -------------  ------------- -----------

Income (loss) before reorganization items and
  provision for income taxes........................      5,183         (7,806)        12,989       166.4
Reorganization items, net...........................         --           (180)           180          --
                                                     -------------  -------------  ------------- -----------
Income (loss) before provision for income taxes.....      5,183         (7,626)        12,809       168.0
Provision for income taxes..........................      2,037             --         (2,037)         --
                                                     -------------  -------------  ------------- -----------
Net income (loss)................................... $    3,146     $   (7,626)       $10,772       141.3%
                                                     =============  =============  ============= ===========

           Revenue. Equipment rentals revenue increased in the first half of 2006 as compared to the same period in 2005 as a result of improved pricing and higher deployment, which resulted from:

•	increased non-residential construction activity;

•	continued strong demand for our equipment; and

•	a greater number of rental units deployed.

          Utilization in the first half of 2006 was 50.4% compared to 47.0% in the same period in 2005. We believe that the higher deployment discussed above was the key factor in the increase.

          Sales of new equipment increased in the first half of 2006 as compared to the same period in 2005 primarily as a result of our continued emphasis on sales of new equipment.

          Gross Profit. Gross profit margin on equipment rentals, including equipment and vehicle depreciation and lease expense, increased from 15.1% in the first half of 2005 to 20.3% in the first half of 2006.

          Gross profit on equipment rentals increased primarily as a result of:

•	the $20.7 million increase in revenue; and

•	a $4.2 million decrease in depreciation expense primarily related to rental equipment that became fully depreciated in 2005.

          The increase in gross profit on equipment rentals was partially offset by:

•	a $3.2 million increase in employee-related expenses primarily related to increased headcount to support our key initiatives as well as increased labor costs in general;

•	a $1.2 million increase in personal property taxes related to the replacement of fully depreciated equipment and vehicles with new equipment and vehicles;

•	a $2.2 million increase in fuel expense; and

•	a $1.2 million increase in facilities expense primarily related to increasing rents resulting from amendments, renewals and relocations of facilities and increases in utility expenses.

          Gross profit margin on sales of equipment, merchandise, service, parts and supplies decreased from 44.9% in the first half of 2005 to 40.8% for the same period in 2006. The decrease was primarily a result of the increase in new equipment sales which have lower gross profit margins.

          Gross profit on rental equipment sales increased from 59.0% in the first half of 2005 to 63.2% in the same period in 2006 primarily as a result of continued improvement in pricing due to strong demand for equipment.

          In addition, gross profit on the sale of rental equipment was positively impacted as a result of implementing fresh start reporting. The following table presents normalized gross profit and gross profit margins for rental equipment sales after removing the estimated effect of fresh start reporting ($ in millions):

                                                                       Six months ended June 30,
                                                   --------------------------------------------------------------
                                                                  2006                              2005
                                                   --------------------------------   ----------------------------
Gross profit..................................     $       35.9          63.2%          $     33.2         59.0%
                                                   ----------------                     --------------
Write-down on Effective Date(1)...............            (18.7)                             (19.1)
Additional depreciation expense(2)............             17.6                               15.3
                                                   ----------------                     --------------
Net change resulting from fresh-start.........             (1.1)                              (3.8)
                                                   ----------------                     --------------
Normalized gross profit.......................     $       34.8          61.1%          $     29.4         52.3%
                                                   ================                     ==============

(1)	Represents the write down on the Effective Date as a result of fresh start reporting on rental fleet sold in the respective periods.
(2)	Represents the estimated additional depreciation expense on the rental fleet that would have been recorded since the Effective Date had such equipment not been written down on the Effective Date.

           Operating Expenses. Operating expenses increased in the first half of 2006 as compared to the same period in 2005 primarily as a result of a $4.5 million increase in labor expenses required to support our growth initiatives and increased commissions and incentive compensation related to higher revenue.

           The increase in operating expenses was partially offset by a $1.2 million decrease in administrative expenses relating to the provision for doubtful accounts.

           Selling, general and administrative expenses as a percentage of total revenue was 18.3% in the first half of 2006 compared to 19.6% for the same period in 2005.

           Interest expense, net. The increase in interest expense, net in the first half of 2006 compared to the same period in 2005 primarily relates to:

•	interest incurred on our 9.5% Senior Unsecured Notes due 2015 which were issued in April 2005, partially offset by a reduction in interest incurred on our Convertible Subordinated Notes payable, which were redeemed or converted into equity in June 2005; and

•	a decrease in interest income from the reduction in cash, cash equivalents and marketable securities.

           Provision for income taxes. The provision for income taxes in the first half of 2006 relates to achieving income before income taxes of approximately $5.2 million. During the six months ended June 30, 2005, the provision for income taxes was zero primarily as a result of net operating loss carryforwards.

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

Cash Flows

           In the first half of 2006, we had sufficient cash on hand and cash generated from operations and financing activities to meet our cash needs. We generated cash primarily from the following sources (in thousands):

                                                       Six Months Ended
                                                           June 30,
                                                      -------------------
                                                        2006       2005
                                                      --------   --------

          Cash from operations....................    $ 62,598   $ 55,014
          Proceeds from the disposal of rental
            equipment.............................      56,877     56,311
          Proceeds from equipment financing.......      24,964          -
                                                      --------   --------
                                                      $144,439   $111,325
                                                      ========   ========

           We used cash primarily for (in thousands):

                                                       Six Months Ended
                                                           June 30,
                                                      -------------------
                                                        2006       2005
                                                      --------   --------

          Purchases of rental equipment...........    $138,953   $196,493
          Purchase of property and equipment......       8,712     11,537
          Acquisition of business.................           -      6,703
          Repayment of equipment financing........       2,184          -
                                                      --------   --------
                                                      $149,849   $214,733
                                                      ========   ========

           As of June 30, 2006, we had $1.8 million outstanding under the Amended and Restated Credit Facility. The amounts disclosed in the captions titled "Proceeds from debt issuance and revolving credit facility" and "Repayments of debt" in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006 include the cumulative activity of the daily borrowings and repayments, $75.6 million and $73.8 million, respectively, under the Amended and Restated Credit Facility. The availability under the Amended and Restated Credit Facility at June 30, 2006, amounted to $64.7 million after taking into account approximately $25.5 million in outstanding letters of credit. At June 30, 2005, we had no cash borrowings under the Amended and Restated Credit Facility.

Adequacy of Capital Resources

           Our sources of cash over the next twelve months are expected to be cash on hand, cash generated from operations, proceeds from the sale of rental equipment, floor plan and other short-term financings and borrowings under our credit facility. We also may use operating leases to finance delivery vehicles.

           Our uses of cash over the next twelve months are expected to be principally for the purchase of new and replacement rental equipment and other non-rental capital expenditures, for working capital needs and for debt service, which is primarily payment of $38.0 million of interest on our Senior Secured Notes and Senior Unsecured Notes. We are currently planning rental equipment expenditures over the next twelve months, net of proceeds from sales of rental equipment, of approximately $70.0 million. We estimate that capital expenditures for non-rental assets over the next twelve months will approximate $15.0 million, primarily for delivery vehicles, information systems and store improvements. Capital expenditures in future years will depend on several factors, including economic conditions and our growth prospects at the time.

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

           The Senior Secured Notes and the guarantees are secured by a first priority lien on substantially all of our rental equipment (other than titled vehicles), subject to certain permitted liens. We are required to certify each December and June during the term of the Senior Secured Notes that our collateral value coverage ratio is at least 2.0 to 1.0. At June 30, 2006, we were in compliance with this requirement.

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

          In connection with the Merger, we had previously announced a tender offer and consent solicitation to purchase for cash any and all of the Senior Secured Notes. As of 5:00 p.m., New York City time, on July 31, 2006, which was the deadline for holders to tender their Senior Secured Notes in order to receive the consent payment in connection with the offer, tenders and consents had been received from holders of $246,100,000 in aggregate principal amount of the Senior Secured Notes, representing approximately 98.44% of the outstanding Senior Secured Notes. Accordingly, on August 1, 2006, we entered into a fourth supplemental indenture, or the Fourth Supplemental Indenture, supplementing the indenture governing the Senior Secured Notes, to effect proposed amendments to the satisfaction and discharge section in the indenture governing the Senior Secured Notes. However, the amendments contained in the Fourth Supplemental Indenture will not become operative unless and until certain conditions are satisfied, including the condition that the Merger shall have been consummated.

           Credit Facility. In June, 2003, we entered into a senior secured revolving credit facility, the Credit Facility, with an aggregate commitment of up to $150.0 million with a syndicate of lenders. The Credit Facility was used to provide the exit financing for the Company pursuant to the Plan of Reorganization, to pay transaction expenses incurred in connection therewith and to refinance the Company’s then existing indebtedness. In October 2003, we amended and restated the Credit Facility to reduce the aggregate commitments to up to $75.0 million (including a $30.0 million sub-limit for letters of credit) and repaid all amounts outstanding under the Credit Facility with the proceeds of the offering of the Senior Secured Notes. In December 2004, we entered into a second amendment to the Credit Facility to amend certain items including extending the maturity date. In April 2005, we amended and restated the Credit Facility to, among other things, increase the availability from $75.0 million up to $100.0 million (including a $40.0 million sub-limit for letters of credit) and extend the maturity of the facility to April 2010. In April 2006, we entered into a fourth amendment to the Credit Facility to amend the definition of “permitted liens” to include an additional category of permitted liens.

           Under the terms of the Amended and Restated Credit Facility, availability is subject to a borrowing base test based upon eligible trade accounts receivable, titled vehicles and real estate. Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equivalent to either a base rate, as defined therein, plus a margin ranging from 0.25% to 1.00% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.50% to 2.50%. At June 30, 2006, the interest rate was 9.0%. Letters of credit fees range from 1.50% to 2.50%. There is an unused commitment fee ranging from 0.375% to 0.50% and a letter of credit fronting fee of 0.125%. The Amended and Restated Credit Facility is secured by a first lien on our assets, except for our rental equipment and inventory. The facility is also secured by a pledge of the capital stock of our subsidiaries. We may also grant to the lenders under such facility certain mortgages and other security interests on certain of our real property.

           The Amended and Restated Credit Facility is available to (i) refinance existing indebtedness, (ii) finance ongoing capital expenditures and working capital needs, (iii) issue standby letters of credit and (iv) fund other general corporate purposes. The facility contains various affirmative and negative covenants customary for similar working capital facilities. The Amended and Restated Credit Facility also contains certain customary events of default. In addition, we must maintain a debt to cash flow ratio, as defined, of not greater than 3.00 to 1.00 for the trailing 12-month period for each fiscal quarter. At June 30, 2006, we were in compliance with this requirement.

           Senior Unsecured Notes. In April 2005, we completed a private offering of $150 million aggregate principal amount of 9.5% senior unsecured notes due 2015, or the Original Senior Unsecured Notes. We pay interest on the notes semi-annually in cash, in arrears, on May 1 and November 1, beginning on November 1, 2005, at an annual rate of interest of 9.5%. The Senior Unsecured Notes will mature on May 1, 2015. We used a portion of the proceeds from the offering to redeem our outstanding 6.5% Convertible Subordinated Notes due 2008 that had not been converted and the remaining net proceeds from the offering for general corporate purposes.

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

           In connection with the Merger, we had previously announced a tender offer and consent solicitation to purchase for cash any and all of our Senior Unsecured Notes. As of 5:00 p.m., New York City time, on July 31, 2006, which was the deadline for holders to tender their Senior Unsecured Notes in order to receive the consent payment in connection with the offer, tenders and consents had been received from holders of $150,000,000 in aggregate principal amount of the Senior Unsecured Notes, representing 100% of the outstanding Senior Unsecured Notes. Accordingly, on August 1, 2006, we entered into a supplemental indenture, or the First Supplemental Indenture, supplementing the indenture governing the Senior Unsecured Notes, to effect proposed amendments to eliminate substantially all of the restrictive covenants and events of default contained in the indentures governing the Senior Unsecured Notes. However, the amendments contained in the First Supplemental Indenture will not become operative unless and until certain conditions are satisfied, including the condition that the Merger shall have been consummated.

           Wholesale Financing Facility. In April 2006, we entered into a Wholesale Financing Agreement, or the Facility, with an uncommitted initial maximum availability of up to $25.0 million. The Facility is available to finance purchases of rental equipment and new equipment inventory on a short-term basis. The Facility is secured on a first priority basis by the equipment financed thereunder and a letter of credit in an amount equal to 10% of the maximum availability, currently $2.5 million. Advances with respect to each item of the equipment financed under the Facility mature on the earlier of (i) 360 days after the invoice date of such equipment or (ii) ten days after such item of equipment is sold or disposed. Advances under the Facility bear interest at a floating rate equal to the prime rate minus 0.35%, subject to a minimum interest rate of 5.15%. At June 30, 2006, the interest rate was 6.38%. The facility requires that the Company maintain a minimum collateral value equal to 105% of the appraised market value of the equipment being financed. If the collateral value falls below the 105% requirement then we are required to deposit additional cash collateral to cover the deficiency. In an event of default, termination or expiration of the Facility, the cash collateral may be applied to the outstanding loan amount. The Facility contains various customary affirmative and negative covenants and events of default. As of June 30, 2006, there was $22.8 million outstanding under the Facility net of cash collateral of $685,000.

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

Factors That May Affect Future Results

           From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s review of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

           There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described below and elsewhere in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the SEC, and include, among others:

•	The closing of the Merger is subject to certain conditions, which must be satisfied or waived. The failure of the Merger to close may adversely affect our business and operating results.

•	Our substantial level of indebtedness could materially adversely affect our ability to execute our business strategy.

•	Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations.

•	Hurricanes or other severe weather events or other natural disasters may cause significant disruptions to our operations and may adversely affect the economy, including by increasing fuel costs and limiting fuel availability.

•	Increases in fuel prices or limited availability of fuel may adversely affect our business and operating results.

•	Failure to achieve and maintain effective internal controls and procedures could adversely impact our business and operating results, our ability to raise capital and the market value of our outstanding securities.

•	As we dispose of our rental fleet in the ordinary course of business, we may not realize as much cash as we anticipate which could negatively impact our cash flow. As we operate a capital-intensive business, reductions in operating cash flow could severely impact our ability to purchase new rental fleet, which in turn could put us at a competitive disadvantage in the marketplace.

•	Contraction in the private non-residential construction industry may weaken demand and pricing for our equipment.

•	All of our existing leases for our NationsRent at Lowe's locations expire on the same date in October 2008 with an option to renew through October 2010 and an additional option, subject to Lowe's approval, through October 2012. If we are not able to further renew these leases we may be forced to close or relocate up to 100 locations at or around the same time.

•	Competitors with greater financial resources may have a competitive advantage over us by being able to sustain reduced rental rates for longer periods of time and being able to offer a broader range and volume of rental equipment. If they employ such strategies, our cash flows and profitability may be reduced.

•	Although we are actively negotiating to establish dealership and distributor relationships with equipment manufactures to diversify our revenue base, our strategy may not succeed as quickly as anticipated, or at all.

•	We have made, and will likely continue to make, strategic acquisitions. If we are not successful in operating or integrating these newly acquired businesses in an effective and timely manner, our ability to take advantage of further growth opportunities and our revenue and gross margins could be adversely affected.

•	Costs associated with compliance with, and changes in, environmental laws and regulations could subject us to increased liabilities and expenses.

•	Potential and certain existing claims against the Company may not be covered by our insurance. Additionally, we may not be able to renew our coverage on terms favorable to us that could lead to increased costs in the event of future claims.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

           The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our Amended Credit Facility, capital lease obligations and our Wholesale Financing Agreement. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At June 30, 2006, we had approximately $29.7 million of variable rate debt outstanding.

Item 4: Controls and Procedures

           Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

           In June 2006, a suit entitled Todd Horton and Brad Barnard d/b/a Barnard Construction v. NationsRent was filed in the United States District Court for the Southern District of Florida claiming, among other things, that we charge a damage waiver fee as part of our standard equipment rental agreement that constitutes an unconscionable, unfair or deceptive act or practice under Florida law. The plaintiffs in the Horton/Barnard case are seeking to represent a class consisting of every person who entered into an equipment rental agreement with us who paid a damage waiver fee. Plaintiffs in the Horton/Barnard case are seeking an unspecified amount of damages, plus costs and fees, and declaratory and injunctive relief. In addition, in July 2006, a suit entitled David Jacov v. NationsRent was filed in the United States District Court for the Southern District of Florida, similarly alleging, among other things, that we charge a damage waiver fee, as well as an environmental fee, as part of our standard equipment rental agreement that constitutes an unconscionable, unfair or deceptive act or practice under Florida law. The plaintiff in the Jacov case is seeking to represent a similar class of persons. The plaintiff in the Jacov case is seeking an unspecified amount of damages, plus costs and fees, and declaratory and injunctive relief. In July 2006, plaintiffs in the Horton/Barnard case and the Jacov case agreed to consolidate these two cases into one case and file a new consolidated amended complaint which is expected to be filed in August 2006. We intend to vigorously defend each of these cases. The ultimate outcome of these cases cannot be determined at this time.

           We are also party to other pending legal proceedings arising in the ordinary course of business, the results of which cannot be predicted with certainty.

Item 1A. Risk Factors

           In addition to the other information set forth in the report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.

Item 6: Exhibits

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)

2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)
3.6	By-Laws of the Company(1)
4.1	Form of 9.5% Senior Secured Notes due 2010(1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company's 9.5% Senior Secured Notes due 2010(1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)
4.2.4	Fourth Supplemental Indenture, dated as of August 1, 2006 to the Indenture, dated as of October 23, 2003, by and among the Company, the guarantors named therein and Wilmington Trust Company(13)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company's 9.5% Senior Unsecured Notes due 2015(5)
4.6.1	Supplemental Indenture, dated as of August 1, 2006 to the Indenture, dated as of April 26, 2005, among the Company, the guarantors named therein and Wilmington Trust Company(13)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)

10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)
10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)
10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)
10.13	Form of Key Employee Housing Assistance Program(1)
10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)
10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)

10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.(1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)
10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)
10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)
10.30.4	Fourth Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(14)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)

10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)
10.33	Employment Agreement, effective July 7, 2003, by and between the Company and Charles H. Snyder (10)
10.34	Agreement for Wholesale Financing, dated April 27, 2006, by and among the Company, its direct and indirect subsidiaries and GE Commercial Distribution Finance Corporation.(11)
10.35	Agreement and Plan of Merger dated July 18, 2006, by and among NationsRent Companies, Inc., Ashtead Group plc, Sunbelt Rentals, Inc. and Neptune Ventures Group, Inc.(12)
21	List of Subsidiaries(9)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-25519), filed June 3, 2005, as amended, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on May 2, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 21, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on August 7, 2006, and incorporated herein by reference.
(14)	Filed herewith.

(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSRENT COMPANIES, INC. (Registrant)

Dated: August 11, 2006	By /s/ Thomas J. Putman Name: Thomas J. Putman Title: President and Chief Executive Officer

Dated: August 11, 2006	By /s/ Thomas J. Hoyer Name: Thomas J. Hoyer Title: Executive Vice President and Chief Financial Officer

Dated: August 11, 2006	By /s/ Robert W. Schiller Name: Robert W. Schiller Title: Vice President and Controller

EXHIBIT INDEX

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries, dated February 7, 2003, as filed in the United States Bankruptcy Court District of Delaware on February 11, 2003(1)
2.1.1	Modifications to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.2	Modifications (Second) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
2.1.3	Modifications (Third) to First Amended Joint Plan of Reorganization of NationsRent, Inc. and its Debtor Subsidiaries(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company(1)
3.4	Certificate of Designation for Series A Preferred Stock of the Company(1)
3.5	Certificate of Amendment to Certificate of Designation for Series A Preferred Stock(1)
3.6	By-Laws of the Company(1)
4.1	Form of 9.5% Senior Secured Notes due 2010(1)
4.2	Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company, governing the Company's 9.5% Senior Secured Notes due 2010(1)
4.2.1	First Supplement, dated as of July 27, 2004, to the Indenture, dated as of October 23, 2003, by and among Company, the Guarantors and Wilmington Trust Company(1)
4.2.2	Second Supplemental Indenture, dated as of March 31, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(6)
4.2.3	Third Supplemental Indenture, dated as of April 26, 2005, to the Indenture, dated as of October 23, 2003, by and among Company, the guarantors named therein and Wilmington Trust Company(5)
4.2.4	Fourth Supplemental Indenture, dated as of August 1, 2006 to the Indenture, dated as of October 23, 2003, by and among the Company, the guarantors named therein and Wilmington Trust Company(13)
4.3	Registration Rights Agreement, dated as of October 23, 2003, by and among the Company, the guarantors named therein and the initial purchasers(1)
4.4	Form of 6.5% Unsecured Convertible Subordinated Promissory Note due 2008(1)
4.5	Form of 9.5% Senior Unsecured Notes due 2015(6)
4.6	Indenture, dated April 26, 2005, by and among the Company, the guarantors party thereto and Wilmington Trust Company, governing the Company's 9.5% Senior Unsecured Notes due 2015(5)

4.6.1	Supplemental Indenture, dated as of August 1, 2006 to the Indenture, dated as of April 26, 2005, among the Company, the guarantors named therein and Wilmington Trust Company(13)
4.7	Registration Rights Agreement, dated April 26, 2005, by and among the Company, the guarantors named therein and Jefferies & Company, Inc.(5)
10.1	NationsRent Liquidating Trust Agreement, dated as of June 13, 2003, by and among NationsRent, Inc. and its subsidiaries, as settlors, and Perry Mandarino, as trustee of the NationsRent Unsecured Creditor's Liquidating Trust(1)
10.2	Call Agreement, dated as of June 13, 2003, by and between NR Holdings, Inc. and Perry Mandarino, as trustee on behalf of NationsRent Unsecured Creditor's Liquidating Trust(1)
10.3	2003 Restricted Stock Plan of NR Holdings, Inc.(1)
10.4	Stockholders' Agreement, dated as of June 13, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5	First Amendment to Stockholders' Agreement, dated as of July 9, 2003, by and among NR Holdings, Inc. and the stockholders party thereto(1)
10.5.1	Second Amendment to Stockholders' Agreement, dated as of December 10, 2004, by and among NationsRent Companies, Inc. and the stockholders party thereto(4)
10.5.2	Third Amendment to Stockholders' Agreement, dated as of September 14, 2005, by and among NationsRent Companies, Inc. and the stockholders party thereto(8)
10.6	Amended and Restated Indemnification Agreement, dated as of June 13, 2003, by and among NationsRent Companies, Inc. and the indemnities signatory thereto(2)
10.7	Employment Agreement, effective June 13, 2003, by and between the Company and Thomas J. Putman(1)
10.8	Employment Agreement, effective July 9, 2003, by and between the Company and Bryan T. Rich(1)
10.9	Employment Agreement, effective July 9, 2003, by and between the Company and Douglas M. Suliman, Jr.(1)
10.10	Employment Agreement, effective June 23, 2003, by and between the Company and Thomas J. Hoyer(1)
10.11	Employment Agreement, effective June 13, 2003, by and between the Company and Joseph H. Izhakoff(1)
10.12	Employment Agreement, effective July 9, 2003, by and between the Company and John Scherer(1)
10.13	Form of Key Employee Housing Assistance Program(1)
10.14	Indenture, dated March 1, 1998, between Francis P. Richard/or Catherine L. Rich and Logan Equipment Corporation(1)
10.15	First Amendment to Lease, dated April 21, 2000, between Francis P. Rich and/or Catherine L. Rich and NationsRent USA, Inc. (successor-in-interest to Logan Equipment Corporation)(1)

10.16	Lease Agreement, dated December 14, 1998, between Jim Joy Holdings, LLC and NationsRent of New Hampshire, Inc.(1)
10.17	Lease Assignment, dated September 17, 1999, between Jim Joy Holdings, LLC and 1216 West Hammond Street, LLC(1)
10.18	First Amendment to Lease, dated January 10, 2000, between 1216 Hammond Street, LLC and NationsRent USA, Inc.(successor-in-interest to NationsRent of New Hampshire, Inc.)(1)
10.19	Lease Agreement, dated March 15, 2000, between Jim Joy Holdings, LLC and NationsRent USA, Inc.(1)
10.20	Lease Agreement, dated December 7, 1999, between TREC, LLC and NationsRent USA, Inc.(1)
10.21	Lease Agreement, dated December 14, 1998, between TREC, LLC and NRI/LEC Merger Corp., Inc.(1)
10.22	Lease Agreement, dated March 1, 2000, between TREC, LLC and NationsRent USA, Inc.(1)
10.23	First Amendment to Lease, dated May 24, 2001, between TREC, LLC and NationsRent USA, Inc.(1)
10.24	Subscription Agreement, dated June 13, 2003, among NR Holdings, Inc. and the subscribers party thereto(1)
10.25	Asset Purchase Agreement, dated June 13, 2003, among Boston Rental Partners, LLC, NationsRent, Inc. and its subsidiaries(1)
10.26	Rental Agreement, dated January 31, 2003, by and between Boston Rental Partners, LLC, and NationsRent, Inc. and Term Sheet Regarding Settlement Program referenced therein(1)
10.27	Strategic Alliance Agreement, dated October 12, 2000, between NationsRent, Inc. and Lowe's Companies, Inc.(1)
10.28	Employment agreement, effective May 20, 2004, by and between the Company and Gary N. Golden(1)
10.29	Employment agreement, effective July 9, 2003, by and between the Company and Robert W. Schiller(1)
10.30	Amended and Restated Credit Agreement, dated as of October 23, 2003, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and as a lender, and the other lending institutions party thereto(1)
10.30.1	First Amendment, dated as of December 22, 2003, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender, and the other lending institutions party thereto(1)
10.30.2	Second Amendment, dated as of December 20, 2004, to Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party thereto(4)

10.30.3	Third Amendment, dated as of April 21, 2005, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(5)
10.30.4	Fourth Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent and a lender and the other lending institutions party therein(14)
10.31	Amended and Restated Security Agreement, dated as of October 23, 2003, between the Company, certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent(1)
10.32	First Amendment to Lease Agreement, dated as of November 3, 2005, by and between NationsRent, Inc., through its operating subsidiaries, (each as to the particular leases or subleases as to which they are a party) and Lowe's Centers, Inc. and Lowe's HIW, Inc.(7)
10.33	Employment Agreement, effective July 7, 2003, by and between the Company and Charles H. Snyder (10)
10.34	Agreement for Wholesale Financing, dated April 27, 2006, by and among the Company, its direct and indirect subsidiaries and GE Commercial Distribution Finance Corporation.(11)
10.35	Agreement and Plan of Merger dated July 18, 2006, by and among NationsRent Companies, Inc., Ashtead Group plc, Sunbelt Rentals, Inc. and Neptune Ventures Group, Inc.(12)
21	List of Subsidiaries(9)
31.1	Certification of Thomas J. Putman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of Thomas J. Hoyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32.1	Certification of Thomas J. Putman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2	Certification of Thomas J. Hoyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-114115), filed April 1, 2004, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 9, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-25519), filed June 3, 2005, as amended, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on May 2, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 21, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on August 7, 2006, and incorporated herein by reference.
(14)	Filed herewith.
(*)	The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.